Form 10-Q
period 1994-04-02
SEQUENT COMPUTER SYSTEMS INC /OR/
filed 1994-05-13
CIK 811716

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q


(X)	Quarterly report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended April 2, 1994 or
(   )	Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from __________ to
__________.

Commission file number:	0-15627


                     SEQUENT COMPUTER SYSTEMS, INC.
         (Exact name of registrant as specified in its charter)


              	Oregon                         	93-0826369
	(State or other jurisdiction              	(I.R.S. Employer
	of organization or incorporation)       	Identification Number)


                        15450 S.W. Koll Parkway
                     Beaverton, Oregon  97006-6063
      (Address of principal executive offices, including zip code)

                           (503) 626-5700
          (Registrant's telephone number, including area code)


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes     X      No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

30,621,386 common shares were issued and outstanding as of April 30, 1994.

                    SEQUENT COMPUTER SYSTEMS, INC.

                    PART I. FINANCIAL INFORMATION


                                                            			Page No.
Item 1.	Consolidated Financial Statements

	       Consolidated Balance Sheets - April 2, 1994
        and January 1, 1994                                      	3

       	Consolidated Statements of Operations -
        Three months ended	April 2, 1994 and
        April 3, 1993                                            	4

       	Consolidated Statements of Changes In
        Shareholders' Equity -	December 28, 1991
        through April 2, 1994                                    	5

       	Consolidated Statements of Cash Flows -
        Three months ended	April 2, 1994 and
        April 3, 1993                                            	6

       	Notes to Consolidated Financial Statements               	7

Item 2.	Management's Discussion and Analysis of
        Financial Condition and	Results of Operations            	9


                     PART II.  OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

   	(a)	Exhibit 11 - Statement regarding computation
        of earnings per share.

   	(b)	No reports on Form 8-K were filed by the Company
        during the fiscal quarter	ended April 2, 1994.

SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - Unaudited
(in thousands, except per share amounts)

                                             	  April 2, 1994      	Jan. 1, 1994
ASSETS
Current assets:
	Cash and cash equivalents                      	$	38,177            	$	42,986
	Restricted deposits	                              33,264             		32,279
	Investments                                          	--              		5,000
	Receivables, net                                	105,194            		115,561
	Inventories	                                      52,154             		45,865
	Prepaid royalties and other	                     	12,726             		11,587
		Total current assets	                          	241,515            		253,278

Property and equipment, net                       	89,393             		86,309
Capitalized software costs, net                   	34,296             		32,217
Intangible assets and other, net	                  	3,139              		3,620
		Total assets	                                 $	368,343           	$	375,424

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
	Notes payable                                  	$	33,264            	$	32,279
	Accounts payable and other                       	48,957             		64,223
	Accrued payroll                                   	7,466             		10,903
	Unearned revenue                                  	9,859              		7,123
	Income taxes payable                                	972              		1,015
	Current obligations under capital leases          	2,831              		3,425
	Current portion of long-term debt	                   	83                		154
		Total current liabilities                      	103,432            		119,122

Other accrued expenses                             	1,834              		1,908
Long-term obligations under capital leases           	399                		654
Long-term debt	                                   	10,345             		10,252
		Total liabilities	                             	116,010            		131,936

Shareholders' equity:
	Common stock, $.01 par,
		30,586 and 30,245 shares outstanding               	306                		302
	Paid-in capital                                 	269,937            		265,910
	Accumulated deficit                             	(10,542)           		(15,262)
	Foreign currency translation adjustment	         	(7,368)            		(7,462)
		Total shareholders' equity	                    	252,333            		243,488
		Total liabilities and shareholders' equity   	$	368,343           	$	375,424


See notes to consolidated financial statements.

SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited
(in thousands, except per share amounts)

	                                                    	Three Months Ended
                                               	April 2, 1994   	April 3, 1993
Revenue:
	Product revenue                                	$	71,483            	$	61,596
	Service and other revenue	                       	22,388             		15,978
		Total revenue	                                  	93,871             		77,574

Costs and expenses:
	Cost of products sold                            	33,450             		26,595
	Cost of service and other revenue                	15,404	             	10,697
	Research and development                          	7,739              		6,587
	Selling, general and administrative	             	31,173             		28,585
		Total  costs and expenses	                      	87,766             		72,464

Operating income                                   	6,105              		5,110

Interest, net                                       	(490)              		(593)
Other, net	                                         	(192)              		(214)

Income before provision for income taxes           	5,423              		4,303
Provision for income taxes	                          	703                		898
Net income                                       	$	4,720             	$	3,405

Net income per share                              	$	0.15              	$	0.12

Weighted average number of common
	and common equivalent shares
	outstanding                                     		31,470            			29,381


See notes to consolidated financial statements.

SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - Unaudited
(in thousands)

						                                                                                  	 Foreign
                                                                       						Retained	   Currency
                             	Preferred Stock   	Common Stock   	Paid-in   	 Earnings    	Trans-
                              	Shares 	Amount 	Shares  	Amount  	Capital    	(Deficit)   	lation    	Total
Balance, December 28, 1991    	1,500   	$	15  	20,603  	$	206  	$	172,204  	$	(22,171)  	$ 	(793) 	$	149,461

Common shares issued,
	net of repurchases              	--     	--   	1,847     	19     	13,823         	--        	--     	13,842

Net income                       	--     	--      	--     	--         	--     	14,433	        --     	14,433

Foreign currency
	translation adjustment         		--     	--      	--     	--         	--         	--    	(5,234)	     (5,234)
Balance, January 2, 1993	      1,500     	15	  22,450    	225    	186,027     	(7,738)	   (6,027)    	172,502

Common shares issues,
	net of repurchases              	--     	--   	4,795     	47     	79,883          	--	       --	      79,930

Conversion of preferred
	stock                       	(1,500)   	(15)  	3,000     	30         	--         	 --	       --          	15

Net income                       	--     	--      	--     	--         	--      	(7,524)      	--       	(7,524)

Foreign currency
	translation adjustment         		--     	--      	--     	--         	--         	 --	    (1,435)     	(1,435)
Balance, January 1, 1994	         --     	--  	30,245    	302    	265,910	     (15,262)   	(7,462)	    243,488

Common shares issued,
	net of repurchases              	--     	--     	341      	4      	4,027        	  --	        --	       4,031

Net income                       	--     	--      	--     	--         	--    	   4,720	        --	       4,720

Foreign currency
	translation adjustment         		--     	--      	--     	--         	--          	--      	  94	          94
Balance, April 2, 1994	          	--   	$	--  	30,586  	$	306  	$	269,937  	 $	(10,542)  $	(7,368)	  $	252,333


See notes to consolidated financial statements.

SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
(in thousands)

                	                                 April 2, 1994     	April 3, 1993
Operating activities:
	Net income                                          	$	4,720        	$		3,405
	Reconciliation of net income to net cash
	   provided by operating activities -
		Depreciation and amortization	                       10,343         			9,310
		Changes in assets and liabilities -
			Receivables, net                                   	10,367         			6,824
			Inventories                                        	(6,289)       			(5,757)
			Prepaid royalties and other                          	(250)       			(2,413)
			Accounts payable and other	                        (15,336)        			2,371
			Accrued payroll                                    	(3,437)	       		(3,220)
			Unearned revenue	                                    2,736           			492
			Income taxes payable                                  	(43)          			361
			Deferred income taxes                                	(530)          			311
			Other, net	                                          	(156)          		(311)
				Net cash provided by operating activities	         	2,125        			11,373

Investing activities:
	Restricted deposits                                    	(985)        			2,782
	Investments, net	                                      5,000	       		(10,000)
	Purchases of property and equipment, net            	(10,425)       			(9,002)
	Capitalized software costs                           	(4,807)       			(5,221)
	Foreign currency translation                             	94           			135
	Other, net	                                              	--            		152
			Net cash used for investing activities	           	(11,123)       		(21,154)

Financing activities:
	Notes payable, net	                                      985        			(1,431)
	Payments under capital lease obligations               	(849)         			(864)
	Long-term debt, net                                      	22        			(1,012)
	Stock issuance proceeds, net	                         	4,031         		63,815
			Net cash provided by financing activities	          	4,189         		60,508

Net increase (decrease) in cash and cash equivalents	  (4,809)       			50,727
Cash and cash equivalents at beginning of period	      42,986         		14,365

Cash and cash equivalents at end of period	          $	38,177        	$	65,092


See notes to consolidated financial statements.

                SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  APRIL 2, 1994


Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report and Form 10-K for the fiscal year ended January 1, 1994.

The Company's fiscal year is based on a 52-53 week calendar ending the Saturday closest to December 31. The accompanying consolidated financial statements include the accounts of Sequent Computer Systems, Inc. and its wholly owned subsidiaries (the Company or Sequent). All significant intercompany accounts and transactions have been eliminated. The results for interim periods are not necessarily indicative of the results for the entire year.

Inventories

Inventories consist of the following:
(in thousands)
                                  	Apr. 2,         	Jan. 1,
	                                   1994            	1994

Raw Materials                    	$	8,504         	$	5,011
Work in Process		                   5,502          		7,743
Finished Goods	                   	38,148         		33,111
	                                $	52,154        	$	45,865

Property and Equipment

Property and equipment consist of the following:
(in thousands)
                                  	Apr. 2,        	 Jan. 1,
	                                   1994            	1994

Land                             	$	5,037         	$	5,037
Operational Equipment		           101,483         		95,895
Furniture and Office Equipment   		48,191	         	46,643
Leasehold Improvements		           11,403     		    11,193
		                                166,114        		158,768
Less Accum. Depr. & Amort.		       76,721      		   72,459
	                              $   89,393	      $   86,309

Research and Development

Amortization of capitalized software costs, generally based on a three-year life, was $2.7 million for both three month periods ended April 2, 1994 and April 3, 1993, respectively.

Notes Payable

The Company has an unsecured line of credit agreement with a group of banks which provides short-term borrowings of up to $50 million. No borrowings were outstanding at April 2, 1994.

The Company has a short-term borrowing agreement with a foreign bank as a hedge facility to cover certain foreign currency exposures. At April 2, 1994, maximum borrowings allowed under the agreement were $39.4 million, of which $33.3 million was outstanding.

Income Taxes

Effective the beginning of fiscal 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes" (FAS
109). The effective tax rate differs from the statutory tax rate principally due to tax benefits from the Company's foreign sales corporation and tax benefits related to the utilization of net operating loss carryforwards which the Company has available.

Earnings Per Share

See Exhibit 11 for the computation of average shares outstanding and earnings per share.

Long-Term Debt

The Company currently has $10.1 million of 7.5% Convertible Subordinated Debentures (Debentures) outstanding which are due March 31, 2000. Beginning June 30, 1997, the Company is required to provide approximately $1.3 million quarterly through June 1999 to retire the outstanding Debentures.

Significant Customers

The Company has no single customer that represents greater than 10% of total revenue for the quarters ending April 2, 1994 and April 3, 1993.

Geographic Segment Information

Export and foreign revenue was $42.1 million (45% of total revenue) for the first quarter ended April 2, 1994 and $34.1 million (44% of total revenue) for the first quarter ended April 3, 1993. The Company's United States operations generated operating income of $4.1 million and foreign operations generated operating income of $2.0 million for the three months ended April 2, 1994. Comparable amounts for the first quarter of 1993 are $5.5 million operating income for U.S. operations and $400,000 operating loss for foreign operations.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                April 2, 1994

GENERAL

Total revenue was $93.9 million in the first quarter of 1994 compared to $77.6 million in the first quarter of 1993 and $104.3 million in the fourth quarter of 1993. Net income was $4.7 million in the first quarter of 1994 compared to $3.4 million in the first quarter of 1993 and a net loss of $15.1 million in the fourth quarter of 1993. Total revenue improved 21% over the first quarter of 1993, but seasonally decreased 11% in the first quarter of 1994 compared to the fourth quarter of 1993. The Company historically experiences reduced first quarter end-user orders compared to the preceding fourth quarter. Total revenue in North America and Europe increased as the Company continues to benefit from system sales to large accounts along with increasing service and other revenue. Overall earnings for the first quarter of 1994 compared to the first quarter of 1993 benefited from incremental total gross margin dollars and a decrease in other non-operating expenses, offset by incremental operating expenses. The fourth quarter of 1993 included restucturing charges of $22.3 million.

REVENUE
(dollars in millions)
                                           		Quarter Ended
	                                  Apr. 2,	        %         	 Apr. 3,
                                   	1994         	Chg          	1993

End-user product revenue        	$   63.6        	15%        	$  55.4
Service and other revenue	           22.4        	40%         	  16.0
Total end-user revenue	              86.0        	20%           	71.4
OEM product revenue	                  7.9        	27%        	    6.2
Total revenue	                   $   93.9        	21%       	$   77.6

Export and Foreign Revenue      	$   42.1        	24%       	$   34.2

End-user product revenue for the first quarter of 1994 improved over the corresponding quarter of 1993 due to improved results in North American operations and Europe.

Service and other revenue continued to benefit from the growing installed customer base and increases in professional services revenue. OEM product revenue is substantially sales to Unisys Corporation.

Export and foreign revenue was 45% of total revenue in the first quarter of 1994 and 44% of total revenue in the corresponding quarter of 1993. The increase in export and foreign revenue as a percentage of total revenue in the first quarter of 1994 compared to the corresponding period in 1993 was due to the increase of European revenue as a percentage of total revenue.

COST OF SALES
(dollars in millions)
                                         		Quarter Ended
                                      	Apr. 2,	     	Apr. 3,
                                       	1994         		1993

Total cost of goods sold             	$  48.9     		$   37.3
As a percentage of total revenue   	      52%	          	48%

Total cost of goods sold as a percentage of total revenue increased in the first quarter of 1994 compared to the first quarter of 1993 primarily unfavorable product mix due to lower margin service and other revenue increasing as a percentage of total revenue and product pricing pressures.

RESEARCH AND DEVELOPMENT
(dollars in millions)
                                         		Quarter Ended
                                     	Apr. 2,    	%    	Apr. 3,
                                      	1994     	Chg    	1993

Research and development          	$    7.7     	17%  	$   6.6
As a percentage of total revenue	        8%               		8%
Software costs capitalized	        $    4.8    	(8)%  	$   5.2


Research and development costs remained constant as a percentage of total revenue. Research and development costs include continued investment in new product development and enhancements to existing products.

Software costs capitalized decreased in the first quarter of 1994 due to the initial shift in focus from host terminal-based products to open distributed client-server solutions and architecturally led engineering efforts, which are not capitalizable.

SELLING, GENERAL AND ADMINISTRATIVE
(dollars in millions)
                                            		Quarter Ended
                                        	Apr. 2,    	%    	Apr. 3,
                                         	1994     	Chg    	1993

Selling, general and administrative  	$   31.2      	9%  	$   28.6
As a percentage of total revenue          	33%               		37%


Selling, general and administrative costs have increased in dollar amount in the first quarter of 1994 compared to the first quarter of 1993 primarily due to sales and marketing expenditure levels related to higher total revenue levels. Selling, general and administrative costs have decreased as a percentage of total revenue in the first quarter of 1994 compared to the first quarter of 1993 primarily due to larger individual orders increasing sales productivity. The fourth quarter of 1993 restructuring reduced operating expenses by approximately $2 million for the first quarter of 1994.

INTEREST AND OTHER, NET
(dollars in millions)
                                             		Quarter Ended
                                        	Apr. 2,         		Apr. 3,
                                         	1994            		1993

Interest, net                         	$   (.5)         		$   (.6)
Other expense                             	(.2)             		(.2)
Provision for income taxes	                 .7               		.9


Interest income in the first quarter of 1994 and 1993 was primarily generated from deposits related to the proceeds of borrowings from a foreign bank to cover foreign currency exposures and investment of the proceeds from the February 1993 common stock offering.

Interest expense in the first quarter of 1994 and 1993 represents charges related to the Company's capital lease obligations, long-term debt and borrowings under the short-term borrowing agreement with a foreign bank.

Other expense primarily represents effects of foreign currency transactions and other miscellaneous non-operating expenses.

The provision for income taxes includes benefits related to the utilization of net operating loss carryforwards. The Company has unused net operating loss carryforwards which are available to reduce future income taxes expense and income taxes payable.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased to $138.1 million at April 2, 1994 from $134.2 million at January 1, 1994. The Company's current ratio at April 2, 1994 and January 1, 1994 was 2.3:1 and 2.1:1, respectively.

For the first three months of 1994, cash and cash equivalents decreased $4.8 million. The Company continues to invest in property and equipment ($10.4 million) and capitalized software ($4.8 million). Other uses of funds were reductions in accounts payable and other ($15.3 million), increase in inventories ($6.3 million) and reductions in accrued payroll ($3.4 million). Primary sources of funds were net income and depreciation and amortization ($15.1 million), reduction in net receivables ($10.4 million), reductions in investments ($5.0 million) and stock issuance proceeds from employee stock purchase and stock option plans ($4.0 million).

Inventories increased due to investments in the transition to the Symmetry 5000 product family. Accounts receivable decreased due to seasonally lower revenue in the first quarter. Accounts payable and other decreased due to the liquidation of outstanding trade accounts payable.

The Company continues to maintain a line of credit with a group of banks of $50 million for operating purposes and a short-term borrowing agreement with a foreign bank of approximately $39 million as a hedge facility to cover certain foreign currency exposures. At April 2, 1994 no borrowings were outstanding under the line of credit and $33.3 million was outstanding under the short-term borrowing agreement with the foreign bank.

Management expects that current funds, funds from operations, and the bank lines of credit will provide adequate resources to meet the Company's anticipated cash requirements through 1994.

                             SIGNATURES

	Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         						SEQUENT COMPUTER SYSTEMS, INC.



                         						________________________________
						                         Robert S. Gregg
						                         Vice President - Finance, Treasurer and
						                         Chief Financial Officer


                         						Date:    May 13, 1994

                          EXHIBIT INDEX



                                                       			Sequential
Exhibit No.	               	Description                   	Page No.

  	11            	Statement regarding computation
		                of earnings per share

SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
STATEMENT SHOWING CALCULATION OF AVERAGE
COMMON SHARES OUTSTANDING AND EARNINGS
PER AVERAGE COMMON SHARE
(in thousands, except per share amounts)


	                                          	Three Months Ended
                                    	April 2, 1994      	April 3, 1993

Weighted average number
	of common shares outstanding          		30,383           			27,503

Application of the "treasury
	stock" method to the stock option
	and employee stock purchase plans       	1,087            			1,878

Weighted average of common stock
	equivalent shares attributable
	to convertible debentures		                639              			962

	Total common and common
		equivalent shares, assuming
		full dilution                        		32,109           			30,343


Net income                             	$	4,720           	$		3,405

Add:
	Interest on convertible debentures,
	net of applicable income taxes	        $  	165           	$  		226

Net income, assuming full dilution      		4,885            			3,631

Net income per common share,
	assuming full dilution (A)            	$ 	0.15           	$  	0.12




(A)	In accordance with generally accepted accounting principles, fully-diluted
    earnings per share may not	exceed primary earnings per share.  As such,
    the fully-diluted earnings per share amounts equal the	primary earnings
    per share amounts.

   	The computation of primary net income per common share is not included as the computation can be clearly determined from the material contained in this report.