Form 10-Q
period 1994-07-02
SEQUENT COMPUTER SYSTEMS INC /OR/
filed 1994-08-16
CIK 811716

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                   FORM 10-Q


(X)	Quarterly report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended July 2, 1994 or
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

30,785,154 common shares were issued and outstanding as of July 31, 1994.

                    SEQUENT COMPUTER SYSTEMS, INC.

                    PART I. FINANCIAL INFORMATION


                                                               			Page No.
Item 1.	Consolidated Financial Statements

	       Consolidated Balance Sheets - July 2, 1994
        and January 1, 1994                                          3

        Consolidated Statements of Operations -
        Three months	and six months ended
        July 2, 1994 and July 3, 1993                                4

        Consolidated Statements of Changes
        In Shareholders' Equity - December 28, 1991
        through July 2, 1994	                                        5

        Consolidated Statements of Cash Flows -
        Six months ended July 2, 1994
        and July 3, 1993                                           	 6

        Notes to Consolidated Financial Statement	                   7

Item 2.	Management's Discussion and Analysis of
        Financial Condition and Results of Operations               	9


                      PART II.  OTHER INFORMATION

Item 4.	Submission of matters to a vote of Security Holders.

At the meeting of the shareholders of the Company held on May 17, 1994, the shareholders voted on and approved the following items:

                        	   Affirmative    Negative      Votes       Broker
		                           Votes Cast   Votes Cast   Abstaining   Non-Votes

An amendment to the Company's
1989	Stock Incentive Plan    21,421,174   	5,086,494    104,258	     662,510
Election of Directors:
		Karl C. Powell Jr.	        27,055,894	               	218,542
	 David R. Hathaway          27,102,849                 171,587
	 Robert C. Mathis	          27,086,848	                187,588
	 Richard C. Palermo, Sr.    27,100,005                 174,431
		Michael S. Scott Morton    27,101,067		               173,369
		Robert W. Wilmot	          27,099,213	                175,223
 Approval of Price Waterhouse
 as	Certified Public
 Accountants of	the Company
 for next fiscal year	       27,019,617	   125,719      129,100

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibit 11 - Statement regarding computation of earnings per share.

	(b)	No reports on Form 8-K were filed by the Company during the fiscal
     quarter	ended July 2, 1994.

            SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS - Unaudited
                (in thousands, except per share amounts)


    	                                  July 2, 1994          Jan. 1, 1994

ASSETS
Current assets:
	Cash and cash equivalents	               $ 37,153            	$	42,986
	Restricted deposits	                       47,717		             32,279
	Investments	                                 --		                5,000
	Receivables, net	                         108,634		            115,561
	Inventories	                               51,487		             45,865
	Prepaid royalties and other		              14,889		             11,587
		Total current assets		                   259,880		            253,278

Property and equipment, net	                94,999		             86,309
Capitalized software costs, net	            35,766             		32,217
Intangible assets and other, net		           3,117		              3,620
		Total assets	                          $ 393,762           	$ 375,424

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
	Notes payable	                          $ 47,717             	$ 32,279
	Accounts payable and other	               48,612		              64,223
	Accrued payroll	                           8,972		              10,903
	Unearned revenue	                          9,906		               7,123
	Income taxes payable	                      1,399		               1,015
	Current obligations under capital leases	  2,478		               3,425
	Current portion of long-term debt		           44		                 154
		Total current liabilities	              119,128               119,122

Other accrued expenses	                     1,012		               1,908
Long-term obligations under capital leases	   635		                 654
Long-term debt		                           10,360		              10,252
		Total liabilities		                     131,135              	131,936

Shareholders' equity:
	Common stock, $.01 par,
		30,748 and 30,245 shares outstanding	       307		                302
	Paid-in capital	                         271,627		            265,910
	Accumulated deficit	                      (3,387)		           (15,262)
	Foreign currency translation adjustment		 (5,920)		            (7,462)
		Total shareholders' equity		            262,627		            243,488
		Total liabilities and shareholders'
  equity                               	$ 393,762           	$ 375,424

See notes to consolidated financial statements.

              SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited
                 (in thousands, except per share amounts)

	                                         Three Months Ended	           Six Months Ended
	                                    July 2, 1994   July 3, 1993  July 2, 1994  July 3, 1993
Revenue:
	Product revenue	                      $ 82,530     $  62,792    $	 154,013     $ 124,388
	Service and other revenue		             26,267		      18,000		      48,655		      33,978
		Total revenue		                       108,797		      80,792       202,668	      158,366

Costs and expenses:
	Cost of products sold	                  41,283        29,496     	  74,733        56,091
	Cost of service and other revenue	      18,935        12,312        34,339        23,009
	Research and development	                8,564         7,033        16,303        13,620
	Selling, general and administrative		   32,124		      30,520		      63,297        59,105
		Total  costs and expenses		           100,906		      79,361		     188,672		     151,825

Operating income	                         7,891         1,431        13,99	         6,541

Interest, net	                             (302)         (343)        (792)          (936)
Other, net		                                727		        (826)		       535		       (1,040)

Income before provision for
income taxes	                             8,316		         262       13,739          4,565
Provision for income taxes		              1,161		          --		      1,864		          898
Net income		                           $  7,155        $ 	262     $ 11,875        	 3,667

Net income per share	                  $ 	 0.23        $  0.01    $	  0.38        $	 0.12

Weighted average number of common
	and common equivalent shares
	outstanding		                           31,526		       31,303		    31,498		       30,342

See notes to consolidated financial statements.

                 SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - Unaudited
                                (in thousands)

							                                                                                         Foreign
                                                                          						   Retained    Currency
	                               Preferred Stock       Common Stock    Paid-in      Earnings     Trans-
                                Shares    Amount    Shares    Amount  Capital     (Deficit)     lation    Total

Balance, December 28, 1991	       1,500   $ 	15	  $  20,603   $ 206 	 $ 172,204   $ (22,171)  $ (793)  $ 149,461

Common shares issued,
	net of repurchases	                --      	--	      1,847      19      13,823        -	         -- 	    13,842

Net income	                         --       	-        -	        --       	--        14,43	       --      14,433

Foreign currency
	translation adjustment		           --      	--        	-        -	        --       	  --     (5,234)     (5,234)
Balance, January 2, 1993	         1,500      15      22,450	    225	    186,027	     (7,738)  (6,027)    172,502

Common shares issues,
	net of repurchases	                --       	-       4,795      47	     79,883       	--         -	      79,930

Conversion of preferred
	stock	                          (1,500)    (15)     	3,000      30        -	          -	         --       	  15

Net income	                         --       --        	-        -	       --        	(7,524)      	-      (7,524)

Foreign currency
	translation adjustment		           --       	-         -	      --        	--          --     (1,435)     (1,435)
Balance, January 1, 1994	           --       	-      30,245      30     265,910     (15,262	  (7,462)    243,488

Common shares issued,
	net of repurchases	                --       	--        503       5       5,717        	--       	-- 	     5,722

Net income	                         -	        -	        --	      --        	--       11,875      	--      11,875

Foreign currency
	translation adjustment		           --	      --	        --       -	         --          	-    	1,542       1,542
Balance, July 2, 1994		             --     $ 	-      30,748   $ 307   $ 271,627    $	(3,387) $(5,920)  $ 262,627


See notes to consolidated financial statements.

                  SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
                                  (in thousands)

			                                                   Six Months Ended
                                              July 2, 1994       July 3, 1993

Operating activities:
	Net income	                                    	 11,875          		3,667
	Reconciliation of net income to net cash
	   provided by operating activities -
		   Depreciation and amortization               	21,309 		   	    18,882
		   Changes in assets and liabilities -
			    Receivables, net                        	   6,927			         2,695
			    Inventories 	                              (5,622)			      (12,915)
			    Prepaid royalties and other                (2,442)			       (3,146)
			    Accounts payable and other                (15,752)			          284
			    Accrued payroll                            (1,931)			       (3,347)
			    Unearned revenue                            2,783           			791
			    Income taxes payable                          384			           (14)
			    Deferred income taxes                        (538)			          311
			    Other, net		                               (1,018)		          (539)
				     Net cash provided by
         operating activities		                   15,975          		6,669

Investing activities:
	Restricted deposits	                            (15,438)			        6,617
	Investments, net	                                 5,000       			(12,500)
	Purchases of property and equipment, net	       (23,701)			      (16,813)
	Capitalized software costs	                      (9,330)			      (10,344)
	Foreign currency translation	                     1,542			          (495)
	Other, net		                                        (73)		           707
			Net cash used for investing activities		      (42,000)		       (32,828)

Financing activities:
	Notes payable, net	                              15,438			        (5,266)
	Payments under capital lease obligations	          (966)			       (1,346)
	Long-term debt, net	                                 (2)			       (1,041)
	Stock issuance proceeds, net		                    5,722		         66,004
			Net cash provided by financing activities		    20,192         		58,351

Net increase (decrease) in cash and
  cash equivalents                                (5,833)			       32,192
Cash and cash equivalents at
  beginning of period		                           42,986	          14,365

Cash and cash equivalents at
  end of period                                $  37,153        $  46,557


See notes to consolidated financial statements.

               SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JULY 2, 1994

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

Accounts Receivable

In July 1994, the Company entered into a two year agreement with a group of banks to sell, without recourse, undivided ownership interests in a revolving pool consisting of substantially all of the Company's domestic accounts receivable for a maximum of $20 million. At July 2, 1994, accounts receivable in the accompanying consolidated balance sheet is net of $8 million received by the Company under this agreement.

Inventories

Inventories consist of the following:
(in thousands)
                                	    July 2,           Jan. 1,
                                      1994              1994

Raw Materials	                      $  7,705        $	  5,011
Work in Process		                      4,697		          7,743
Finished Goods		                      39,085		         33,111
	                                   $ 51,487        $  45,865

Property and Equipment

Property and equipment consist of the following:
(in thousands)
	                                   July 2,	          Jan. 1,
	                                    1994              1994

Land	                              $  5,037         $  5,037
Operational Equipment		             108,689		         95,895
Furniture and Office Equipment		     50,911		         46,643
Leasehold Improvements		             11,952		         11,193
		                                  176,589		        158,768
Less Accum. Depr. & Amort.		         81,590		         72,459
	                                 $  94,999        	$ 86,309


Research and Development

Amortization of capitalized software costs, generally based on a three-year life, was $3.1 million and $5.8 million for the three month and six month periods ended July 2, 1994, respectively. Amortization for the same periods in 1993 was $2.9 million and $5.6 million, respectively.

Restructuring Charge

The realignment of resources to provide open distributed client/server computing solutions, professional service consulting and architecture-led selling, marketing and engineering strategies is progressing according to plan. The $3.5 million remaining accrual is primarily related to obligations associated with closed facility leases and future extended employee benefit costs. Management expects that the remaining accrual will be fully utilized according to the realignment plan. The fourth quarter of 1993 restructuring reduced operating expenses by approximately $2 million for the second quarter and $4 million for the first six months of 1994.

Notes Payable

The Company has an unsecured line of credit agreement with a group of banks which provides short-term borrowings of up to $30 million (reduced from $50 million). No borrowings were outstanding at July 2, 1994.

The Company has a short-term borrowing agreement with a foreign bank as a hedge to cover certain foreign currency exposures. During July 1994, the Company re-negotiated the agreement to a maximum of approximately $59 million and extended the agreement through July 1995. At July 2, 1994, borrowings of $37.7 million were outstanding under this agreement.

In July 1994, the Company entered into an agreement with a domestic bank for an additional hedging facility to cover certain foreign currency exposures. Proceeds from the borrowings are converted into U.S. dollars and placed in a term deposit account. The agreement is for a maximum of $10 million and expires December 31, 1994. Under this agreement, $10 million of the borrowings were outstanding as of July 2, 1994.

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

Significant Customers

The Company has no single customer that represents greater than 10% of total revenue for the quarters ending July 2, 1994 and July 3, 1993.

Geographic Segment Information

Export and foreign revenue was $51.8 million (44% of total revenue) for the three months ended July 2, 1994 and $93.9 million (35% of total revenue) for the six months then ended. Export and foreign revenue was $35.9 million and $69.6 million (44% and 44% of total revenue, respectively) for the corresponding periods in 1993. The Company's United States operations generated operating income of $7.0 million for the three months ended July 2, 1994 and $11.0 million for the six months then ended. Foreign operations generated operating income of $900,000 and $2.9 million during the corresponding periods in 1994. Comparable operating income for the second quarter and first six months of 1993 were $1.9 million and $7.4 million for U.S. operations and $500,000 and $900,000 for foreign operations.


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 July 2, 1994

GENERAL

Total revenue was $108.8 million in the second quarter of 1994 compared to $80.8 million in the second quarter of 1993. Total revenue was $202.7 million in the first six months of 1994 compared to $158.4 million in the first six months of 1993. Net income was $7.2 million in the second quarter of 1994 compared to $0.3 million in the second quarter of 1993. Net income was $11.9 million in the first six months of 1994 compared to $3.7 million in the first six months of 1993. The Company's total revenue and net income for the second quarter and first six months of 1994 have benefited from the Company's continuing success in managing the Company's transition from platform vendor to provider of open systems, architecture and professional services as well as continued success in systems services business while at the same time keeping selling, general and administrative and other expenses to modest increases over 1993.

REVENUE
(dollars in millions)
                                		Quarter Ended			      Six Months Ended
	                            July 2,   %     July 3,  July 2,   %    July 3,
	                             1994    Chg     1993     1994    Chg    1993

End-user product revenue	    $ 74.5	  32%   $	56.4  	$	138.1  	24% 	$ 111.8
Service and other revenue	     26.3   46%	    18.0	     48.7   43%	    34.0
	Total end-user revenue	      100.8   35%     	4.4     186.8   28%    145.8
OEM product revenue	            8.0   25%	     6.4	     15.9   26%     12.6
	Total revenue	             $ 108.8   35%   $ 80.8  		 202.7   28%  $ 158.4

Export and Foreign Revenue	 $	 51.8   44%   $ 35.9	  $  93.9   35%  $  69.6


End-user product revenue for the second quarter and first six months of 1994 improved over the corresponding quarter and six month period in 1993 due to strong results from the Western United States operations and Europe.

Service and other revenue continued to benefit from the growing installed customer base and increases in professional services revenue. OEM product revenue is substantially sales to Unisys Corporation.

Export and foreign revenue was 48% of total revenue in the second quarter and 46% of total revenue in the first six months of 1994 and 44% of total revenue in both the corresponding quarter and six months of 1993. The increase in export and foreign revenue as a percentage of total revenue in the second quarter and first six months of 1994 compared to the corresponding periods in 1993 was due to significant revenue increases in Europe.

COST OF SALES
(dollars in millions)

		                                    Quarter Ended 		   Six Months Ended
	                                    July 2,   July 3,    July 2,  July 3,
	                                     1994      1993       1994     1993

Total cost of goods sold	           $ 60.2	   $ 41.8     $ 109.1		 $ 79.1
As a percentage of total revenue	      55%       52%        54%       50%


Total cost of goods sold as a percentage of total revenue increased in the second quarter and first six months of 1994 compared to the corresponding periods of 1993 primarily due to product mix with lower margin service and other revenue increasing as a percentage of total revenue, product pricing pressures and, in the second quarter of 1994, lower margin third party pass through product.

RESEARCH AND DEVELOPMENT
(dollars in millions)
                                  	  Quarter Ended			     Six Months Ended
	                                  July 2,    July 3,     July 2,   July 3,
	                                   1994       1993        1994       1993

Research and Development	          $ 8.6		   $ 7.0        $ 16.3		  $ 13.6
As a percentage of total revenue	     8%        9%            8%        9%
Software costs capitalized	        $ 4.5     $ 5.1        $  9.3    $ 10.3

Research and development costs remained relatively constant as a percentage of total revenue comparing both the second quarter and first six months of 1994 and 1993. Research and development costs include continued investment in new product development and enhancements to existing products.

Software costs capitalized decreased in the second quarter and first six months of 1994 due to greater emphasis on hardware development for future products, which costs are expensed as incurred.

SELLING, GENERAL AND ADMINISTRATIVE
(dollars in millions)
	                                         Quarter Ended			  Six Months Ended
	                                      July 2, %   July 3,  July 2  	  July 3,
	                                       1994  Chg   1993     1994  Chg  1993

Selling, general and administrative	  $ 32.1  5%   $ 30.5  $ 63.3  7%  $ 59.1
As a percentage of total revenue	        30%		        38%     31%	       37%


Selling, general and administrative costs increased 5% and 7% in the second quarter and first six months of 1994, respectively, compared to the corresponding periods in 1993. Selling, general and administrative costs decreased as a percentage of total revenue in the first six months of 1994 compared to the corresponding period in 1993 due to greater total revenue levels along with cost control.

RESTRUCTURING CHARGE

The realignment of resources to provide open distributed client/server computing solutions, professional service consulting and architecture-led selling, marketing and engineering strategies is progressing according to plan. The $3.5 million remaining accrual is primarily related to obligations associated with closed facility leases and future extended employee benefit costs. Management expects that the remaining accrual will be fully utilized according to the realignment plan. The fourth quarter of 1993 restructuring reduced operating expenses by approximately $2 million for the second quarter and $4 million for the first six months of 1994.

INTEREST AND OTHER, NET
(dollars in millions)
		                                      Quarter Ended			   Six Months Ended
	                                     July 2,    July 3,    July 2,  July 3,
	                                      1994       1993       1994     1993

Interest, net	                      $  (0.3)    $ (0.3)   $  (0.8)	 $ (0.9)
Other, net	                             0.7       (0.8)       0.5     (1.0)
Provisions for income taxes	            1.2         --        1.9      0.9

Interest income in the second quarter and first six months of 1994 and 1993 was primarily generated from deposits related to the proceeds of borrowings from a foreign bank to cover foreign currency exposures and, in 1993, the investment of proceeds from the February 1993 common stock offering.

Interest expense in the second quarter and first six months of 1994 and 1993 represents charges related to the Company's capital lease obligations, long-term debt and borrowings under the short-term borrowing agreement to cover certain foreign currency exposures.

Other, net primarily represents effects of foreign currency transactions and other miscellaneous non-operating income and expenses.

The provision for income taxes in the second quarter and first six months of 1994 includes benefits related to the utilization of net operating loss carryforwards. The Company has unused net operating loss carryforwards which are available to reduce future income taxes expense and income taxes payable.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased to $140.8 million at July 2, 1994 from $134.2 million at January 1, 1994. The Company's current ratio at July 2, 1994 and January 1, 1994 was 2.2:1 and 2.1:1, respectively.

For the first six months of 1994, cash and cash equivalents decreased $5.8 million. The Company continues to invest in property and equipment ($23.7 million) and capitalized software ($9.3 million). Other uses of funds were reductions in accounts payable and other ($15.8 million) and increase in inventories ($5.6 million). Primary sources of funds were net income and depreciation and amortization ($33.2 million), reduction in net receivables ($6.9 million), reductions in investments ($5.0 million) and stock issuance proceeds from employee stock purchase and stock option plans ($5.7 million).

Inventories increased due to investments in the transition to the Symmetry 5000 product family. Accounts payable and other decreased due to the liquidation of outstanding trade accounts payable.

In July 1994, the Company entered into a two year agreement with a group of banks to sell, without recourse, undivided ownership interests in a revolving pool consisting of substantially all of the Company's domestic accounts receivable for a maximum of $20 million. At July 2, 1994, accounts receivable in the accompanying consolidated balance sheet is net of $8 million received by the Company.

The Company continues to maintain a line of credit with a group of banks of $30 million (reduced from $50 million) for operating purposes and a short-term borrowing agreement with a foreign bank of approximately $59 million as a hedge facility to cover certain foreign currency exposures. At July 2, 1994 no borrowings were outstanding under the line of credit and $37.7 million was outstanding under the short-term borrowing agreement with the foreign bank.

In July 1994, the Company entered into an agreement with a domestic bank for an additional hedging facility to cover certain foreign currency exposures. Proceeds from the borrowings are converted into U.S. dollars and placed in a term deposit account. The agreement is for a maximum of $10 million and expires December 31, 1994. Under this agreement, $10 million of the borrowings were outstanding as of July 2, 1994.

Management expects that current funds, funds from operations, the bank lines of credit and sales of accounts receivables will provide adequate resources to meet the Company's anticipated cash requirements through 1994.

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


                     						Date:    August 15, 1994

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


	                                    Three Months Ended  Six Months Ended
	                                         July 2, 1994     July 2, 1994

Weighted average number
	of common shares outstanding		               30,663			        30,523

Application of the "treasury
	stock" method to the stock option
	and employee stock purchase plans	              864			           976

Weighted average of common stock
	equivalent shares attributable
	to convertible debentures		                     639			           639

	Total common and common
		equivalent shares, assuming
		full dilution		                             32,166			        32,138



Net income	                                 $  7,155         $ 11,875

Add:
	Interest on convertible debentures,
	net of applicable income taxes	            $    163         $    326

Net income, assuming full dilution		           7,318			        12,201

Net income per common share,
	assuming full dilution (A)	                $ 	 0.23         $   0.38



(A)	In accordance with generally accepted accounting principles, fully-diluted
earnings per share may not	exceed primary earnings per share.  As such, the
fully-diluted earnings per share amounts equal the primary earnings per share amounts.

	The computation of primary net income per common share is not included as
the computation can be	clearly determined from the material contained in this
report.