Form 10-Q
period 1994-10-01
SEQUENT COMPUTER SYSTEMS INC /OR/
filed 1994-11-15
CIK 811716

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                              FORM 10-Q


(X)	Quarterly report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended October 1, 1994 or
( ) Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from __________ to
    __________.

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

31,151,967 common shares were issued and outstanding as of October 28, 1994.

                    SEQUENT COMPUTER SYSTEMS, INC.

                    PART I. FINANCIAL INFORMATION


			                                                                Page No.
Item 1.	Consolidated Financial Statements

	       Consolidated Balance Sheets - October 1, 1994
        and January 1, 1994                                           3

	       Consolidated Statements of Operations -
        Three months and nine months ended
        October 1, 1994 and October 2, 1993                           4

	       Consolidated Statements of Changes In
        Shareholders' Equity - December 28, 1991
        through October 1, 1994                                       5

	       Consolidated Statements of Cash Flows -
        Nine months ended October 1, 1994 and
        October 2, 1993                                               6

	       Notes to Consolidated Financial Statements                    7

Item 2.	Management's Discussion and Analysis of
        Financial Condition and Results of Operations                10


                   PART II.  OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

 	(a)   Exhibit 11 - Statement regarding computation of earnings per share.

  (b) 	 No reports on Form 8-K were filed by the Company during the fiscal quarter ended October 1, 1994.

          SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS - Unaudited
             (in thousands, except per share amounts)


	                                           Oct. 1, 1994      Jan. 1, 1994

ASSETS
Current assets:
	  Cash and cash equivalents                 $	27,945           	42,986
	  Restricted deposits                         53,443		          32,279
	  Investments                                   --		             5,000
	  Receivables, net                           132,180		         115,561
	  Inventories                                 48,279		          45,865
	  Prepaid royalties and other		               14,080		          11,587
		   Total current assets		                   275,927		         253,278

Property and equipment, net                    96,414		          86,309
Capitalized software costs, net	               37,246		          32,217
Intangible assets and other, net		              3,084		           3,620
		   Total assets                            $412,671          $375,424

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable                              $53,443           $32,279
	  Accounts payable and other                  48,911		          64,223
	  Accrued payroll                             10,604		          10,903
	  Unearned revenue                             9,947	            7,123
	  Income taxes payable                         2,327		           1,015
	  Current obligations under capital leases     1,311		           3,425
	  Current portion of long-term debt		             43		             154
		   Total current liabilities                126,586		         119,122

Other accrued expenses	                           933		           1,908
Long-term obligations under capital leases	       495		             654
Long-term debt		                               10,358		          10,252
		   Total liabilities		                      138,372		         131,936

Shareholders' equity:
	 Common stock, $.01 par,
		  31,084 and 30,245 shares outstanding          311		             302
	 Paid-in capital                             273,665		         265,910
	 Retained earnings (deficit)                   5,487		         (15,262)
	 Foreign currency translation adjustment		    (5,164)		         (7,462)
		  Total shareholders' equity		              274,299		         243,488
		  Total liabilities and shareholders'
      equity                                 $412,671          $375,424


See notes to consolidated financial statements.

             SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited
                 (in thousands, except per share amounts)

	                                      Three Months Ended	            Nine Months Ended
	                                 Oct. 1, 1994	  Oct. 2, 1993	   Oct. 1, 1994   Oct. 2, 1993

Revenue:
	Product revenue	                    $93,235       $72,599          $247,248      $196,987
	Service and other revenue		          28,012		      18,540		          76,667		      52,518
		 Total revenue		                   121,247		      91,139           323,915       249,505

Costs and expenses:
	Cost of products sold	               47,477        35,162           122,210        91,253
	Cost of service and other revenue	   19,449        12,526            53,788        35,535
	Research and development	             9,383         7,679            25,686	       21,299
	Selling, general and administrative		34,235		      30,358		          97,532        89,463
		 Total  costs and expenses		       110,544		      85,725		         299,216		     237,550

Operating income	                     10,703         5,414            24,699        11,955

Interest, net	                           (28)         (254)             (820)        (1,190)
Other, net		                            (256)		       (606)		            279		       (1,646)

Income before provision for
  income taxes                         10,419        4,554            24,158          9,119
Provision for income taxes		            1,545		        615		           3,409		        1,513
Net income                            $ 8,874       $3,939           $20,749         $7,606

Net income per share	                   $0.28        $0.13             $0.65          $0.25

Weighted average number of common
	and common equivalent shares
	outstanding		                         32,172		     31,047		          31,723		       30,577


See notes to consolidated financial statements.

              SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - Unaudited
                               (in thousands)

							                                                                                             Foreign
						                                                                               Retained      Currency
	                               Preferred Stock      Common Stock        Paid-in     Earnings       Trans-
	                               Share     Amount    Shares    Amount     Capital     (Deficit)      lation      Total

Balance, December 28, 1991	       1,500     $15     20,603     $206     $172,204      $(22,171)     $(793)     $149,461

Common shares issued,
	net of repurchases	               --        --      1,847       19       13,823         --            --        13,842

Net income	                        --        --        --        --          --         14,433         --        14,433

Foreign currency
	translation adjustment		          --	       -	        -	        -	           -	          -	       (5,234)       (5,234)
Balance, January 2, 1993	         1,500      15     22,450      225      186,027        (7,738)    (6,027)      172,502

Common shares issues,
	net of repurchases	               --       --       4,795       47       79,883          --           --        79,930

Conversion of preferred
	stock	                          (1,500)    (15)     3,000       30          --           --           --            15

Net income	                        --       --         --        --          --         (7,524)        --        (7,524)

Foreign currency
	translation adjustment		          --       --         --        --          --           --       (1,435)       (1,435)
Balance, January 1, 1994	          --       --      30,245      302      265,910       (15,262)    (7,462)	     243,488

Common shares issued,
	net of repurchases	               --       --         83         	        7,755          	-           	-    	    7,764

Net income	                        --       --         --        --         --          20,749         --        20,749

Foreign currency
	translation adjustment		          --       --         --        --         --            --        2,298         2,298
Balance, October 1, 1994		         --      $	-      31,084     $	11     $273,665        $5,487    $(5,164)     $274,299


See notes to consolidated financial statements.

              SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
                             (in thousands)

      			                                             Nine Months Ended
	                                            Oct. 1, 1994         Oct. 2, 1993

Operating activities:
	Net income	                                    $ 20,749            $		7,606
	Reconciliation of net income to net
  cash provided by operating activities -
		 Depreciation and amortization                  32,852			           28,856
		 Changes in assets and liabilities -
			  Receivables, net                            (16,619)			         (17,560)
			  Inventories                                  (2,414)			         (16,536)
			  Prepaid royalties and other                  (1,671)			          (1,907)
			  Accounts payable and other                  (14,906)			           7,494
			  Accrued payroll                                (299)			          (2,429)
			  Unearned revenue                              2,824			              903
			  Income taxes payable                          1,312			               73
			  Deferred income taxes                          (541)			             311
			  Other, net		                                   (853)		               (3)
				  Net cash provided by operating activities		 20,434		             6,808

Investing activities:
	Restricted deposits	                            (21,164)			            (126)
	Investments, net	                                 5,000			          (10,000)
	Purchases of property and equipment, net	       (33,890)			         (28,413)
	Capitalized software costs	                     (14,231)			         (15,768)
	Foreign currency translation	                     2,298			             (405)
	Other, net		                                       (138)		              115
			   Net cash used for investing activities		   (62,125)		          (54,597)

Financing activities:
	Notes payable, net	                              21,164			            2,982
	Payments under capital lease obligations	        (2,273)			          (2,112)
	Long-term debt, net	                                 (5)			          (1,032)
	Stock issuance proceeds, net		                    7,764		            68,716
			Net cash provided by financing activities		    26,650	             68,554

Net increase (decrease) in cash and
  cash equivalents                               (15,041)			          20,765
Cash and cash equivalents at
  beginning of period		                           42,986	             14,365

Cash and cash equivalents at
  end of period                                 $ 27,945            $ 35,130

See notes to consolidated financial statements.

             SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              OCTOBER 1, 1994

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

Accounts Receivable

In July 1994, the Company entered into a two year agreement with a group of banks to sell, without recourse, undivided ownership interests in a revolving pool consisting of substantially all of the Company's domestic accounts receivable for a maximum of $20 million. At October 1, 1994, accounts receivable in the accompanying consolidated balance sheet is net of $8 million received by the Company under this agreement.

Inventories

Inventories consist of the following:
(in thousands)
	                                 Oct. 1,           Jan. 1,
	                                  1994               1994

Raw Materials	                  $ 7,143             $ 5,011
Work in Process		                 4,165		             7,743
Finished Goods		                 36,971		            33,111
	                               $48,279             $45,865

Property and Equipment

Property and equipment consist of the following:
(in thousands)
	                                Oct. 1,	           Jan. 1,
	                                 1994               1994

Land	                          $ 5,037            $  5,037
Operational Equipment		        115,599		            95,895
Furniture and Office Equipment		53,317		            46,643
Leasehold Improvements		        11,799		            11,193
		                             185,752		           158,768
Less Accum. Depr. & Amort.		    89,338		            72,459
                             $  96,414          $   86,309

Research and Development

Amortization of capitalized software costs, generally based on a three-year life, was $3.4 million and $9.2 million for the three month and nine month periods ended October 1, 1994, respectively. Amortization for the same periods in 1993 was $2.9 million and $8.5 million, respectively.

Restructuring Charge

The realignment of resources to provide open distributed client/server computing solutions, professional service consulting and architecture-led selling, marketing and engineering strategies is progressing according to plan. The $2.8 million remaining accrual is primarily related to obligations associated with closed facility leases and future extended employee benefit costs. Management expects that the remaining accrual will be fully utilized according to the realignment plan. The fourth quarter of 1993 restructuring reduced operating expenses by approximately $700,000 for the third quarter and $4.7 million for the first nine months of 1994.

Notes Payable

The Company has an unsecured line of credit agreement with a group of banks which provides short-term borrowings of up to $30 million (reduced in the second quarter of 1994 from $50 million). No borrowings were outstanding at October 1, 1994.

The Company has a short-term borrowing agreement with a foreign bank as a hedge to cover certain foreign currency exposures. During July 1994, the Company re-negotiated the agreement to a maximum of approximately $55 million and extended the agreement through July 1995. At October 1, 1994, borrowings of $43.1 million were outstanding under this agreement.

In July 1994, the Company entered into an agreement with a domestic bank for an additional hedging facility to cover certain foreign currency exposures. Proceeds from the borrowings are converted into U.S. dollars and placed in a term deposit account. The agreement is for a maximum of $10 million, excluding foreign currency gain or loss fluctuations, and expires December 31, 1994.
At October 1, 1994, borrowings of $10.3 million were outstanding under this agreement.

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

Significant Customers

The Company has no single customer that represents greater than 10% of total revenue for the quarter and nine months ending October 1, 1994. Sales to Unisys Corporation were $4.8 million for the third quarter and $17.1 million for the first nine months of 1993.


Geographic Segment Information

Export and foreign revenue was $60.4 million (50% of total revenue) for the three months ended October 1, 1994 and $154.3 million (48% of total revenue) for the nine months then ended. Export and foreign revenue was $36.4 million and $106.0 million (40% and 42% of total revenue, respectively) for the corresponding periods in 1993. The Company's United States operations generated operating income of $10 million for the three months ended October 1, 1994 and $21.1 million for the nine months then ended. Foreign operations generated operating income of $700,000 and $3.6 million during the corresponding periods in 1994. Comparable operating income for the third quarter and first nine months of 1993 were $5.9 million and $13.3 million for U.S. operations. Foreign operations generated losses of $500,000 and $1.4 million during the corresponding periods in 1993.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          OCTOBER 1, 1994

GENERAL

Total revenue was $121.2 million in the third quarter of 1994 compared to $91.1 million in the third quarter of 1993. Total revenue was $323.9 million in the first nine months of 1994 compared to $249.5 million in the first nine months of 1993. Net income was $8.9 million in the third quarter of 1994 compared to $3.9 million in the third quarter of 1993. Net income was $20.7 million in the first nine months of 1994 compared to $7.6 million in the first nine months of 1993. The Company's total revenue and net income for the third quarter and first nine months of 1994 have benefited from the Company's continuing success in managing the Company's transition from platform vendor to provider of open systems, architecture and professional services as well as continued success in systems services business while at the same time keeping selling, general and administrative and other expenses to modest increases over 1993.

REVENUE
(dollars in millions)
		                             Three Months Ended			    Nine Months Ended
	                         Oct. 1,    %     Oct. 2,    Oct. 1,   %     Oct. 2,
	                          1994     Chg     1993       1994    Chg     1993

End-user product revenue	  $ 88.0	   30%    $67.8     $ 	26.1   26%    $179.6
Service and other revenue	   28.0    51%	    18.5	       76.7   46%	     52.5
	Total end-user revenue	    116.0    34%     86.3       302.8   30%     232.1
OEM product revenue	          5.	     8%	     4.8	       21.1   21%	     17.4
	Total revenue	           $ 121.2    33%  	  91.1     $ 323.9   30%  		 249.5

Export and Foreign Revenue	$	60.4	   66%  $	 36.4	    $ 154.3   46%  $	 106.0


End-user product revenue for the third quarter and first nine months of 1994 improved over the corresponding quarter and nine months of 1993 due to strong results from the Western United States operations and Europe.

Service and other revenue continued to benefit from the growing installed customer base and increases in professional services. OEM product is substantially sales to Unisys Corporation.

Export and foreign revenue was 50% of total revenue in the third quarter and 48% of total revenue in the first nine months of 1994 and 40% and 42% of total revenue in the corresponding quarter and nine months of 1993. The increase in export and foreign revenue as a percentage of total revenue in the third quarter and first nine months of 1994 compared to the corresponding periods in 1993 was due to significant revenue increases in Europe.

COST OF SALES
(dollars in millions)
		                              Three Months Ended	    Nine Months Ended
	                                Oct. 1,   Oct. 2,      Oct. 1,    Oct. 2,
	                                 1994       1993         1994      1993

Total cost of goods sold	      $   66.9		  $ 47.7     $  176.0		  $ 126.8
As a percentage of
  total revenue                    55%        52%          54%       51%


Total cost of goods sold as a percentage of total revenue increased in the third quarter and first nine months of 1994 compared to the corresponding periods of 1993 primarily due to product mix with lower margin service and other revenue increasing as a percentage of total revenue, product pricing pressures and lower margin third party pass through product.

RESEARCH AND DEVELOPMENT
(dollars in millions)
		                             Three Months Ende	       Nine Months Ended
	                              Oct. 1,     Oct. 2,       Oct. 1,   Oct. 2,
	                                1994       1993          1994      1993

Research and Development	      $  9.4		   $  7.7       $  25.7		  $  21.3
As a percentage of
  total revenue                    8%         8%           8%         9%
Software costs capitalized	    $  4.9     $  5.4       $  14.2    $  15.8

Research and development costs remained relatively constant as a percentage of total revenue comparing both the third quarter and first nine months of 1994 and 1993. Research and development costs include continued investment in new product development and enhancements to existing products.

Software costs capitalized decreased in the third quarter and first nine months of 1994 due to greater emphasis on hardware development for future products, which costs are expensed as incurred.

SELLING, GENERAL AND ADMINISTRATIVE
(dollars in millions)
		                                  Three Months Ended			  Nine Months Ended
	                                    Oct. 1,  %  Oct. 2,   Oct. 1,  %  Oct. 2,
	                                     1994   Chg   1993     1994   Chg   1993

Selling, general and administrative	 $ 34.2  13%  $ 30.4   $ 97.5  9%  $ 89.5
As a percentage of total revenue	       28%		        33%      30%		       36%


Selling, general and administrative costs increased 13% and 9% in the third quarter and first nine months of 1994, respectively, compared to the corresponding periods in 1993. Selling, general and administrative costs decreased as a percentage of total revenue in the third quarter and first nine months of 1994 compared to the corresponding periods in 1993 due to greater total revenue levels along with cost control.

RESTRUCTURING CHARGE

The realignment of resources to provide open distributed client/server computing solutions, professional service consulting and architecture-led selling, marketing and engineering strategies is progressing according to plan. The $2.8 million remaining accrual is primarily related to obligations associated with closed facility leases and future extended employee benefit costs. Management expects that the remaining accrual will be fully utilized according to the realignment plan. The fourth quarter of 1993 restructuring reduced operating expenses by approximately $0.7 million for the third quarter and $4.7 million for the first nine months of 1994.

INTEREST AND OTHER, NET
(dollars in millions)
		                                Quarter Ended			     Nine Months Ended
	                                Oct. 1,   Oct. 2,      Oct. 1,  Oct. 2,
	                                 1994      1993         1994      1993

Interest, net	                  $ (0.0)   $ (0.3)     $  (0.8)		 $ (1.2)
Other, net	                       (0.3)     (0.6)         0.3      (1.6)
Provisions for income taxes	       1.5       0.6          3.4       1.5

Interest income in the third quarter and first nine months of 1994 and 1993 was primarily generated from deposits related to the proceeds of borrowings related to the foreign currency hedge agreements and, in 1993, the investment of proceeds from the February 1993 common stock offering.

Interest expense in the third quarter and first nine months of 1994 and 1993 represents charges related to the Company's capital lease obligations, long-term debt and borrowings under the short-term borrowing agreement to cover certain foreign currency exposures.

Other, net primarily represents effects of foreign currency transactions and other miscellaneous non-operating income and expenses.

The provision for income taxes in the third quarter and first nine months of 1994 includes benefits related to the utilization of net operating loss carryforwards. The Company has unused net operating loss carryforwards which are available to reduce future income taxes expense and income taxes payable.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased to $149.3 million at October 1, 1994 from $134.2 million at January 1, 1994. The Company's current ratio at October 1, 1994 and January 1, 1994 was 2.2:1 and 2.1:1, respectively.

For the first nine months of 1994, cash and cash equivalents decreased $15.0 million. The Company continues to invest in property and equipment ($33.9 million) and capitalized software ($14.2 million). Other uses of funds were increases in net receivables ($16.6 million), increases in inventories ($2.4 million), and reduction in accounts payable and other ($14.9 million). Primary sources of funds were net income and depreciation and amortization ($53.6 million), reductions in investments ($5.0 million) and stock issuance proceeds from employee stock purchase and stock option plans ($7.8 million).

Receivables increased due to higher 1994 revenue levels. Accounts payable and other decreased due to the liquidation of outstanding trade accounts payable.

In July 1994, the Company entered into a two year agreement with a group of banks to sell, without recourse, undivided ownership interests in a revolving pool consisting of substantially all of the Company's domestic accounts receivable for a maximum of $20 million. At October 1, 1994, accounts receivable in the accompanying consolidated balance sheet is net of $8 million received by the Company under this agreement.

The Company continues to maintain a line of credit with a group of banks of $30 million (reduced in the second quarter of 1994 from $50 million) for operating purposes and short-term borrowing agreements for a total of approximately $65 million as a hedge facility to cover certain foreign currency exposures. At October 1, 1994 no borrowings were outstanding under the line of credit and $53.4 million was outstanding under the hedge facility short-term borrowing agreements.

Management expects that current funds, funds from operations, the bank lines of credit and sales of accounts receivables will provide adequate resources to meet the Company's anticipated cash requirements into 1995.

SIGNATURES

	Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


						SEQUENT COMPUTER SYSTEMS, INC.



						________________________________
						Robert S. Gregg
						Vice President - Finance, Treasurer and
						Chief Financial Officer


						Date:    November 15, 1994

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


	                                   Three Months Ended  Nine Months Ended
	                                     October 1, 1994    October 1, 1994

Weighted average number
	of common shares outstanding		              30,877			       30,641

Application of the "treasury
	stock" method to the stock option
	and employee stock purchase plans	           1,509			        1,153

Weighted average of common stock
	equivalent shares attributable
	to convertible debentures		                    639			          639

	Total common and common
		equivalent shares, assuming
		full dilution		                            33,025			       32,433


Net income		                                  8,874			       20,749

Add:
	Interest on convertible debentures,
	net of applicable income taxes		               163			          489

Net income, assuming full dilution		          9,037			       21,238

Net income per common share,
	assuming full dilution (A)	               $   0.27        $   0.65


(A)	In accordance with generally accepted accounting principles, fully-diluted
earnings per share may no	 exceed primary earnings per share.  The difference
between primary and fully-diluted earnings per share is 	due to rounding.

The computation of primary net income per common share is not included as
the computation can be	clearly determined from the material contained in this
report.





6