Form 10-K
period 1994-12-31
SEQUENT COMPUTER SYSTEMS INC /OR/
filed 1995-03-22
CIK 811716

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d) of
                     the Securities and Exchange Act of 1934

[X]   Annual report pursuant to section 13 or 15(d) of the Securities Exchange
        Act of 1934 for the fiscal year ended December 31, 1994 or
[  ]   Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from ______________ to
       ______________.

Commission file number:	0-15627

                          SEQUENT COMPUTER SYSTEMS, INC.
               (Exact name of registrant as specified in its charter)

          Oregon                                         93-0826369
      (State or other jurisdiction of
      incorporation or organization)                  (I.R.S. Employer
                                                    Identification Number

               15450 S.W. Koll Parkway, Beaverton, Oregon  97006-6063
            (Address of principal executive offices, including zip code)

       Registrant's telephone number, including are code:   (503) 626-5700

        Securities registered pursuant to Section 12(b) of the Act:   None

    Title of each class             Name of each exchange on which registered
   ______________________                  ______________________

             Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.       Yes    X      No_____

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [X]

     Aggregate market value of Common Stock held by nonaffiliates of the Registrant at February 28, 1995, based on the closing price on such date on the NASDAQ National Market System: $536,924,680.

     Number of shares of Common Stock outstanding as of February 28, 1995:
31,632,853.

                      Documents Incorporated by Reference

                                                 Part of Form 10-K into
              Document                            which incorporated
  1994 Annual Report to Shareholders                Parts II and IV
   Proxy Statement for 1995 Annual
      Meeting of Shareholders                           Part III


                            TABLE OF CONTENTS

Item of Form 10-K

PART I

     Item 1.           Business

     Item 2.           Properties

     Item 3.           Legal Proceedings

     Item 4.           Submission of Matters to a Vote of Security Holders

     Item 4(a).       Executive Officers of the Registrant

PART II

      Item 5.           Market for the Registrant's Common Equity and
                            Related Stockholder Matters

      Item 6.           Selected Financial Data

      Item 7.           Management's Discussion and Analysis of Financial
                            Condition and Results of Operations

      Item 8.            Financial Statements and Supplementary Data

      Item 9.            Changes in and Disagreements with Accountants
                             on Accounting and Financial Disclosure

PART III

       Item 10          Directors and Executive Officers of the Registrant

       Item 11          Executive Compensation

       Item 12          Security Ownership of Certain Beneficial Owners and
                             Management

      Item 13           Certain Relationships and Related Transactions

PART IV

       Item 14.          Exhibits, Financial Statement Schedules and Reports
                              on Form 8-K

SIGNATURES


                             PART I
Item 1.   Business.

    Sequent Computer Systems, Inc. ("Sequent" or "the Company") designs, manufactures and markets high performance symmetric multiprocessing ("SMP") computer systems and parallel-enabled software for the commercial open client/server systems marketplace. The Company also provides architectural consulting and professional services to assist customers their migration from host-based, proprietary computer environments to open, client/server architectures. Recognized as one of the industry's leading SMP platforms, Sequent's UNIX-based Symmetry 5000 system incorporates up to 30 Intel Pentium microprocessors to provide superior price/performance and scalability for open systems on-line transaction processing ("OLTP"), decision support, relational database management software ("RDBMS"), and network and client/server applications. The Company's family of WinServer SMP computer systems runs the Microsoft Windows NT operating system and supports multiple Intel Pentium processors.

      The Company was incorporated in Delaware in January 1983 and was reincorporated in Oregon in December 1988. Unless the context otherwise requires, references in this Report on Form 10-K to the "Company" or "Sequent" refer to the prior Delaware corporation, the current Oregon corporation and its subsidiaries. The Company's principal executive offices are located at 15450 S.W. Koll Parkway, Beaverton, Oregon 97006, and its telephone number at that location is (503) 626-5700.

Market Overview

     Sequent believes that it has positioned itself to benefit from several major trends that are continuing to emerge in the computer industry. These trends include the renovation by many companies of their business processes and information systems, increasing user acceptance of SMP architectures and open systems, widespread use of RDBMS applications and the substitution of OLTP for traditional batch processing. In addition, the Company believes that it is particularly well situated to meet the needs for enterprise-wide system solutions of large organizations as they move toward open, client/server based computing.

     Information Systems Renovation. Global economies and intense competitive pressures today prompt many companies to reengineer or redesign their business processes to increase responsiveness to customer needs. Putting these new flexible processes into practice often requires overhauling some or all of a company's proprietary information systems to take advantage of innovative open client/server architectures, systems and products. Sequent offers a wide range of consulting, education and implementation services to assess an organization's current systems, design new systems that support business objectives, and deliver and implement the new systems.

     Acceptance of SMP Architectures. With the dramatic improvement in the power and price/performance characteristics of microprocessors and the proven ability of SMP architectures to incorporate multiple microprocessors into a single large system or group of systems, customers are increasingly employing SMP systems to meet their commercial computing needs. Sequent was a pioneer in the SMP market with the introduction of its first SMP-based system in 1984. The Company's sale of over 6,000 SMP systems to date, combined with the recent adoption of SMP architectures by other major computer systems providers, establishes continued acceptance of SMP in the commercial marketplace.

     Open Systems. Historically, large organizations have relied upon computing equipment based upon a single vendor's proprietary technology that was generally incompatible with that of other vendors. In recent years proprietary systems have become increasingly unacceptable to companies that want the flexibility to purchase computing equipment and software best suited for a specific need without being constrained by the technology employed by a specific computer vendor. Proprietary systems also make it difficult for the PC user to access information and applications from the central computer. An open system, by contrast, incorporates industry standard technology and permits users to integrate computer equipment offered by different vendors. An open systems environment also facilitates offloading applications from the central computer to a less expensive department, desktop or special-purpose computer. Increasing numbers of companies are replacing some or all of their proprietary central computing systems, moving to a more open, distributed system when they upgrade or expand their systems.

     Increased Acceptance of RDBMS and OLTP. Relational database management software is emerging as the preferred vehicle for managing information in large organizations. RDBMS systems are also used to support OLTP, which is increasingly replacing traditional batch processing of historical data in businesses with centralized information needs and distributed operations.
OLTP is characterized by interactive access to a current database, enabling companies to process business events as they occur. In contrast, in traditional data processing systems the workload is processed in batches and scheduled in order to smooth the peaks of user demand. The demand for OLTP computing systems, particularly those using RDBMS technology, spans a wide variety of industries and applications and has increased as more businesses require instantaneous processing of information. Systems used for OLTP applications require enough computing power to handle the requirements of multiple users and provide rapid response times during periods of peak demand.

     Rapid Growth in Desktop and Network Computing. The dramatic growth of the number of desktop PCs has been fueled by significant increases in the power and performance of microprocessors, rapid reduction in computer technology costs, wide availability of PC applications software and growth in the computer literacy rate among the workforce. Desktop PCs have become a pervasive component of today's business environment, and in many cases are used to run applications which are critical to a company's operations. In recent years, companies have increasingly sought to improve the efficiency of their computing systems by integrating PCs with centralized computing resources to enable enterprise-wide communication, distributed processing and instantaneous access to enterprise information (database) and computing services (applications software).

     Client/Server Computing. As more computing power shifts to the desktop from large centralized computers, organizations are recognizing that the traditional host-terminal model of computing, in which all information is processed at central locations, is no longer cost effective. These organizations are increasingly incorporating the client/server model, in which processing takes place at many sites and computing tasks are shared between desktop "clients" and remote "servers."

Sequent's Strategy

     Sequent's strategy is to provide enterprise-wide systems solutions to large organizations; to provide consulting services to help customers use information technology ("IT") architectures to achieve business objectives; to design, manufacture and partner to deliver SMP computing systems with leading-edge technologies for RDBMS, OLTP, decision support and other client/ server applications; to pursue its commitment to open systems; and to partner with the industry's leading suppliers.

     Designing Enterprise-Wide System Solutions. The Company concentrates on understanding the specific business and computing needs of the customer at all organizational levels (including the individual PC user). The Company then works closely with the customer and suppliers of key system components to design an open, integrated solution to meet the customer's computing needs. The Company seeks to add value for the customer by designing an integrated system that directly supports its business objectives and conforms to a sound architectural infrastructure including hardware, system software, networks, communications and applications. The Company focuses on large organizations that have centralized information systems with distributed operations and are committed to transitioning from a proprietary system to an enterprise-wide solution. Sequent believes this complete solution orientation will allow it to build long-term relationships with large and strategically important companies.

     Leading-Edge Technologies. Sequent's Symmetry and WinServer systems, recognized as some of the industry's leading SMP platforms, provide superior price/performance and scalability for RDBMS, OLTP and client/server applications. The performance benefits of symmetric multiprocessing compared to single processor systems are especially pronounced in these transaction-intensive applications. The systems currently use the Intel Pentium and i486 microprocessors and can incorporate up to 30 processors in a single system. Sequent intends to maintain its leadership position in symmetric multiprocessing, including upgrading to new Intel microprocessors as they become available.

     Commitment to Open Systems. Sequent's open system architecture incorporates industry standards whenever possible, including the use of Intel microprocessors, the UNIX and Windows NT operating systems, and standard network and communications interfaces. Sequent systems are designed to operate in a multi-vendor heterogeneous environment and support a wide variety of third- party software, including all major RDBMS applications.

     "Partnering" with Leading Suppliers. Sequent devotes substantial resources to strategic marketing and product development relationships with those companies it believes offer the best open systems technologies. The Company has relationships with major providers of RDBMS software, including Oracle Corporation, Sybase, Inc., Informix Software, Inc., Ingres Corporation, Progress Software Corporation and Unify Corporation. Sequent has also developed strategic relationships with Intel; with suppliers of major operating systems, including UNIX and Windows NT; with major suppliers of communications and network software, including Novell; with emerging suppliers of client server application products; and with suppliers of third-party applications software.

Hardware Platform Overview

     Business automation and systems integration applications require large amounts of computing power, memory and disk storage throughput. Sequent systems provide for these large computing requirements at low cost due to the price/performance advantages of clustering groups of systems, operating system expertise and multiprocessor technology. Sequent products are based on industry standards and are designed to easily combine with other computing hardware in an open systems environment. Sequent systems allow customers to implement cost-effective computing, to automate business functions previously not automated and to integrate enterprise-wide computing operations.

     The Company's Symmetry systems, currently based on Intel Pentium microprocessors, offer high levels of transaction processing and decision-support performance at list prices ranging from $80,000 for a dual-processor system to over $2 million for a 30-processor system serving hundreds of active users in a database environment. A majority of the Symmetry systems sold by the Company during the year ended December 31, 1994 had selling prices in the $200,000 to $1 million range per system. Sequent systems have a record of high reliability due to Sequent's multiprocessing architecture, which enables its systems to continue performing despite malfunctions in processor or other replicated boards.

     Sequent's processor-independent architecture allows the Company to incorporate technological advances in its product offerings more quickly and inexpensively than manufacturers of computer systems with proprietary central processing units. The Company's ongoing product development efforts leverage advances in open systems technology, including microprocessor enhancements, storage technology, cross-systems communications and user-interface enhancements. These benefits are passed directly to customers who can upgrade their installed Sequent systems without altering source programs, retraining users or replacing hardware and software not directly affected by the upgrade. The Company plans to introduce the 100 megahertz Pentium enhancements in its Symmetry product line in 1995.

     Sequent Symmetry systems are based on an open system architecture that incorporates industry standards such as the UNIX operating system. DYNIX/ptx, Sequent's version of UNIX enhanced for symmetric multiprocessing in the commercial marketplace, allows Sequent systems to provide nearly linear improvements in incremental performance as microprocessors are added. DYNIX/ptx gives Sequent customers access to a growing array of UNIX software applications. Sequent Symmetry systems used in network and client/server applications link PCs and department- and central-level computers to deliver applications and information to desktop PCs through standard PC interfaces, allowing users access to more processing power and information for decision support applications.

     The Company's WinServer systems, which run on the Microsoft Windows NT operating system, are based on Intel Pentium processors. The systems provide database and application services for workgroup, departmental and enterprise-level computing requirements, and the family of systems is designed to support from one to 30 Intel processors. System prices range from under $20,000 to over $200,000. Sequent's WinServer systems include products supplied by Tricord Systems, Inc. and Intel.

Partnering with Leading Suppliers

     Operating Systems. The Company has committed significant resources to supporting both the UNIX operating system and the emerging Windows NT system, which the Company believes will be the two major operating systems for open, enterprise-wide computing. The Company's continuing leadership in the development of UNIX-based SMP systems has been acknowledged by the industry's two leading developers of commercial UNIX systems software. The Symmetry 2000 was selected by AT&T's UNIX System Laboratories ("USL"), which was acquired by Novell, as the development and reference platform for its next-generation, multiprocessing version of UNIX System V with enhanced security (System V.4 ES/MP). In addition, the Symmetry 2000 was selected by Open Software Foundation (OSF) as the multiprocessing development and reference platform for its version of UNIX, OSF/1 Release 1.2. The Company continues to enhance the Dynix/ptx operating system, currently as Dynix/ptx 4.0. The Company has worked closely with Microsoft to ensure that the Windows NT operating system, which was released in 1993, is compatible with Sequent's SMP architecture and continues to work with Microsoft to enhance the scalability and performance of Windows NT.

     Relational Database Management Software. As RDBMS has emerged as the preferred vehicle for OLTP applications, the Company has formed strategic marketing and developmental relationships with major independent providers of relational database software, including: Oracle Corporation, Sybase, Inc., Informix Software, Inc., Computer Associates (Ingres), Progress Software Corporation and Unify Corporation. Sequent's SMP architecture is designed to provide an effective price/performance solution for the large amount of computing power needed to process OLTP applications in conjunction with RDBMS software and to enhance the decision-support performance of emerging capabilities in parallel query processing. During the year ended December 31, 1994, more than 80% of Sequent's systems were sold for use in conjunction with RDBMS packages.

    Under agreements with the RDBMS vendors, the Company acquires rights to software that can be used internally and the software is licensed to the customer from Sequent or the RDBMS vendor. The agreements with the RDBMS vendors also generally include certain cooperative marketing and customer support programs and provisions for the use of Sequent products in-house by the RDBMS vendors and the use of the RDBMS vendors' products by the Company. Certain of the agreements also contain joint development programs, including the exchange of technical personnel. These development programs are designed to enhance the performance capabilities of the RDBMS vendors' software on the Company's computing platform.

    Client/Server and Network Software. Sequent and Novell, Inc. have jointly developed a unique version of Novell's Netware that optimizes performance of Novell's networking software on Sequent Symmetry systems. This combined hardware and software product allows for the connection of large numbers of PC clients to a central database server. While most network servers only enable PC users to share workgroup files and printers, Sequent's parallel-enabled Netware optimizes the parallel features of Sequent's operating system to link dozens of Novell networks-and more than 1,000 PC users per enterprise into a single network connected to a company's critical business information computer databases.

     Sequent has established relationships with independent software vendors who provide application programs tailored for the client/server environment. Sequent's SMP architecture generally provides superior performance for these applications compared to single-processor architectures.

     Communications Software. The Company has developed a variety of communications products that allow Symmetry systems to communicate in multi-vendor heterogeneous environments. These communications products are built upon a parallel communications architecture that provides high performance and scalability.

     The Company offers a number of products to connect to existing proprietary systems, including systems manufactured by IBM and DEC. For IBM connectivity, the Company offers Systems Network Architecture ("SNA") products for terminal connectivity, Remote Job Entry ("RJE"), and peer to peer communications. The older bisynchronous ("BSC") protocols are also supported. DECnet and LAT products allow connection to DEC hosts and PCs.

     Sequent provides a number of communications products based upon industry standards for open systems connectivity. The Company currently markets an
X.25 product for wide area network environments, TCP/IP over Ethernet, Token Ring, and FDDI for open systems connectivity and an implementation of Sun Microsystems Network File System ("NFS") for remote file system access. Sequent also has a set of products that adhere to the Open Systems Interconnection ("OSI") standards.

     Third-Party Applications Programs. The rapidly expanding universe of applications software can be easily ported to Sequent's UNIX-based Symmetry multiprocessing systems. The Company recognizes that applications software is a critical element in providing solutions to the enterprise and maintains marketing programs to promote the development and support of third-party applications software packages for the Company's systems. Currently, over 800 software application modules from approximately 300 vendors are available to Sequent users. The products offered drive core business applications and include office, financial accounting, material resource planning ("MRP") and library automation programs; compilers, cross-compilers and interpreters for a variety of computer languages; object-oriented development tools and software application development products. The software packages available address the needs of many different vertical markets, including manufacturing, telecommunications, health care services, financial services and state and local governments. To supplement the marketing efforts of the third-party suppliers, the Company actively promotes these software partners to end users through joint sales campaigns, demonstrations at its sales offices and trade shows, customer success stories, and joint marketing programs.

     In addition, Sequent's WinServer systems support the thousands of software applications developed by third-party companies for the Microsoft Windows NT operating system.

Sales and Distribution

   The Company sells its products and services to end users through its direct world-wide sales force. The division has 57 sales offices world-wide, including 36 in North America.

     The Company utilizes indirect sales channels including value-added resellers, original equipment manufacturers ("OEMs"), and several foreign distributors. The Company currently sells its products to one principal OEM, Unisys Corporation, who incorporates software and peripheral equipment for sale to its customers. Under the terms of the agreement, Unisys has no manufacturing rights related to Sequent products. The agreement has been extended through October, 1997. Total revenues from Unisys in 1994 and 1993 were $23.1 million (5% of total revenue) and $25.1 million (7% of total revenue), respectively.

    The Company has agreements with value added resellers that integrate Sequent systems with other hardware and software products for resale into particular vertical markets, including library automation, credit and collections and retail distribution.

    As is common in the computer industry, a significant portion of orders is generally received and shipped in the last month of a fiscal quarter. As a result, the Company's product backlog is relatively small, is not necessarily indicative of sales levels for future periods and is not material to understanding the Company's business.

     No end user customer accounted for more than 10% of total revenues in 1994, 1993 or 1992. International sales constituted approximately 48%, 44% and 49% of the Company's total revenues in 1994, 1993 and 1992 respectively.

Competition

     The computer industry is intensely competitive and characterized by rapid technological advances resulting in frequent new product introductions and improvements in relative price/performance. Competitive factors include product quality and reliability, professional services capability, architectural fit, relative price/performance, ease of understanding and operation of the system, capability of the operating system software, availability of applications software, marketing capability, service and support, name recognition and corporate reputation.

     Sequent's architectural consulting and professional services business is positioned in the marketplace between traditional management consultants that perform business process analysis and re-engineering, such as Nola, Norton & Co., and McKinsey & Co., and technical system integration consultants, such as Electronic Data Systems Corp. and Perot Systems Corp., that develop solutions for narrowly defined system projects. Both management consultants and technical system integration consultants compete with the Company. Some of these competitors have financial, marketing and technical resources which significantly exceed those of the Company. The Company believes that it can compete favorably based on its expertise in tying the business process analysis and re-engineering outcomes to solutions for specific system projects on an enterprise-wide basis.

     Within the commercial segment of the general purpose computing market, Sequent competes against, among others, the major computer manufacturers, including Hewlett-Packard, DEC and IBM. The size, reputation, installed base and distribution strength of these companies make them significant competitors. In addition, a number of established or emerging companies, such as Sun Microsystems and Pyramid Technology Corp., offer, have announced or are developing general purpose computer product lines incorporating a UNIX-based operating system and a multiprocessing architecture. Although some of these competitors have financial, marketing, distribution and technical resources which significantly exceed those of the Company, the Company believes that it can compete favorably in the open systems marketplace based on its architectural focus, professional services focus, price/performance and value to the customer.

Product Development

     The Company's research and development programs are currently focused on enhancing both the hardware and software components of its product lines. By incorporating industry standard microprocessors into its systems products, the Company believes it is better able to take advantage of leading microprocessor technology in a rapid and cost-effective manner than are other computer systems manufacturers that design their own proprietary microprocessors. The Company's software development program is focused on improving the performance of its parallel enabled operating system and enhancing its suite of communications, network and client/server and third-party applications software. The Company intends to continue making substantial investments in research and development activities to maintain and enhance its competitive position in a market characterized by rapid technological advances.

Professional Services and Product Support

     The Company's professional services offerings include architectural consulting and enterprise transition services to assist in a customer's move to open systems; enterprise-wide system analysis and design, network analysis and design, project management, implementation assistance, system administration and other technical consulting services. These services play a key role in the enterprise-wide system solutions that the Company offers. In addition, Sequent offers customers a comprehensive set of education and training programs.

    The Company also offers an array of customer service and support programs, including hardware maintenance and service, software service and upgrades and documentation support. In addition, hardware maintenance is offered for many third-party peripheral products connected to the Sequent system. The Company maintains a 24-hour toll-free telephone line for technical consultation as well as remote log-in capability for diagnosing customer hardware and software problems. In-field hardware service is contracted to third-party suppliers, which rely on Sequent for customer interface and diagnostic support. The Company's standard warranty on its products generally extends 90 days from the date of customer installation.

     The Company believes that the quality and reliability of its computer systems are important to customer satisfaction. Sequent's systems have proven their high quality and reliability. High system uptime is a built-in advantage of Sequent's architecture. Sequent personnel perform all installations and hardware fault isolation and provide complete software support for direct customers. Sequent systems are equipped with diagnostic tools that allow the Company's service engineers to identify and disable a failed component from remote locations. Replacement modules can be provided quickly to restore the system to full capacity. The Company also offers service and support programs in system performance evaluation and disaster protection. Remote Analysis, Diagnostics and Resolution ("RADAR") provides the advanced level of support traditionally found in proprietary mainframe environments. A key element in RADAR is Sequent's software-based service product, ProScan, which significantly increases system availability by continuously monitoring Sequent Symmetry systems to detect and resolve potential failure points.

     Revenue generated from service and support was 24%, 21% and 18% of total revenue during 1994, 1993 and 1992, respectively.

Manufacturing

     The Company's manufacturing operations consist of procurement, assembly, testing and quality control. Subcontractors are often used to assemble and test subassemblies, such as printed circuit boards. The modular nature of the Company's products, together with the standards-based open architecture, permit ease of manufacture and system configuration. Once integrated, all systems go through a fully operational, continuous burn-in cycle while executing rigorous system stress and diagnostic tests. Final assembly and testing occur only when a specific customer order is due for shipment (because of the broad range of system configurations possible from a relatively few basic modules and the many choices of peripherals). If a failure occurs or a problem of unknown origin arises in a single system during work-in-progress testing, it is the policy of the Company to halt shipment of products which may be affected while the Company isolates and corrects the problem and determines whether the problem may extend to other systems in manufacturing or at customer sites. Such interruptions could cause fluctuations in quarterly results.

     Certain components and parts used in the Company's products are available from a single source, principally processors from Intel Corporation, Motorola and LSI Logic Corporation. The Company generally obtains most parts and components from one vendor, even where multiple sources are available, to maintain quality control and enhance the working relationship with suppliers. These relationships include joint engineering programs for new product development. The Company attempts to reduce the risk of supply interruption through close supplier relationships and greater inventory positions in sole-sourced components. The failure of a supplier to deliver on schedule could delay or interrupt the Company's delivery of products and thereby adversely affect the Company's revenue and profits.

Patents and Licenses

     The Company has filed four U.S. patent applications (and certain related foreign applications) covering technology incorporated into its products. Three U.S. patents have been issued. There can be no assurance that any other patents will be issued. The Company nevertheless believes that the rapid pace of technological change in the computer industry makes patent protection less significant than such factors as the innovative skills, technical expertise and management ability of its personnel.

Employees

     At December 31, 1994 the Company employed approximately 1,810 full-time employees, of whom approximately 1,060 were employed in sales, marketing and customer service, 310 in product development, 160 in manufacturing and 280 in administrative and support services. The Company's continued success will depend in part on its ability to attract and retain highly skilled and motivated personnel who are in great demand throughout the industry. None of the Company's employees is represented by a labor union. All full-time Sequent employees are granted options to acquire Common Stock of the Company. Sequent believes that its employee relations are excellent and believes that its stock incentive plans, its challenging work environment and the opportunities for advancement within the Company are key factors to its ability to attract and retain qualified personnel.

Trademarks

     "Sequent", "Symmetry", "Balance", "DYNIX", "WinServer", "DYNIX/ptx", "ptx/admin" and Sequent's logo design are registered trademarks of Sequent Computer Systems, Inc. This Report on Form 10-K also refers to trademarks held by other corporations.

Item 2.   Properties.

     The Company's headquarters and its product development and manufacturing operations are located in facilities totaling approximately 500,000 square feet in Beaverton, Oregon, 10 miles west of Portland. The Company occupies these facilities under leases which expire from 2000 to 2006. On the expiration dates of these leases, the Company generally has the option of purchasing the leased facilities at fair market value or renewing the leases for an additional five years. The Company also leases sales, marketing and customer support offices in locations throughout the United States, Europe, Canada, Japan, Singapore, Hong Kong, New Zealand and Australia. The Company believes that its existing facilities and land are adequate for current and anticipated operations.

Item 3.  Legal Proceedings.

           Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item 4(a).   Executive Officers of the Registrant.

Name                     Age                    Position

Karl C. Powell, Jr.      51          Chairman and Chief Executive Officer,
                                     Director
John McAdam              44          President and Chief Operating Officer
Robert S. Gregg          41          Sr. Vice President of Finance and
                                        Legal, Treasurer and Chief
                                        Financial Officer
Lary L. Evans            55          Vice President and General Manager,
                                        Platform Division
Paul J. O'Mara           39          Vice President and General Manager,
                                        Enterprise Division

     Mr. Powell, a co-founder of the Company, is Chairman and Chief Executive Officer, and has been a director since 1983. Mr. Powell has served as the Company's sole Chief Executive Officer or shared the Office of the Chief Executive with the co-founder of the Company since the Company's inception. From 1974 to 1983, Mr. Powell was employed by Intel Corporation, where his most recent position was General Manager for Microprocessor Operations. Mr. Powell served on the National Board of Directors of the American Electronics Association from 1985 to 1986. He holds a B.S. degree in mechanical engineeering from the US Merchant Marine Academy.

     Mr. McAdam joined the Company in August 1989 as U.K. Sales Director. He became U.K. General Manager in January 1991, Vice President and General Manager of European Operations in October 1992, and Senior Vice President of European and Asian Operations in January 1994. He was promoted to President and Chief Operating Officer in Feburary 1995. Prior to joining the Company Mr. McAdam was employed for 10 years by Data General U.K. Ltd., serving most recently as Regional Manager, Public Sector, Finance and Goverment Market. Mr. McAdam holds a degree in Computer Sciences from Glasgow University.

     Mr. Gregg joined the Company in 1983 as its Controller. He became Director of Finance in 1984 and Vice President of Finance, Treasurer and Chief Financial Officer in March 1986. He was promoted to Senior Vice President of Finance & Legal, Treasurer and Chief Financial Officer in February 1995.
Prior to joining the Company, Mr. Gregg spent eight years at the public accounting firm of Price Waterhouse. Mr. Gregg holds a B.S. degree in business and accounting from the University of Oregon.

     Mr. Evans joined the Company as Vice President of Manufacturing in January 1987, became Vice President of Engineering in May 1992, and Vice President and General Manager of the Platform Division in January of 1994. From August 1984 until joining Sequent, he was Vice President and General Manager of Culler Scientific Systems Corporation. His earlier experience included management positions with Tandem Computers, Xerox Corporation, Data General Corporation and Digital Equipment Corporation. Mr. Evans holds a B.S.M.E. degree from General Motors Institute, an M.S.M.E. degree from Massachusetts Institute of Technology (MIT) and a Ph.D. degree in electrical/mechanical engineering from MIT.

     Mr. O'Mara joined the Company in July 1990 as Director of European Customer Services and became Vice President of Worldwide Customer Services in May 1992. In January 1994, Mr. O'Mara's responsibilities were expanded and he became Vice President of Worldwide Enterprise and Customer Services. In June 1994, Mr. O'Mara was promoted to Vice President and General Manager, Enterprise Division. Prior to joining the Company, Mr. O'Mara was employed as Director of Customer Services for Norsk Data Ltd. He has held various customer service and sales positions during seven years of employment at Prime Computer and spent five years in various service positions at ICL. Mr. O'Mara holds a B.Sc. in Electronic Engineering from the University of Sussex, England.

                                   PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
             Matters.
The information required by this item is included under "Market
Information (unaudited)" in the Company's 1994 Annual Report to
Shareholders and is incorporated herein by reference.

Item 6.  Selected Financial Data.
Information with respect to selected financial data is included under "Selected Financial Data" in the Company's 1994 Annual Report to Shareholders and is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Conditions and
             Results of Operations.
Information with respect to management's discussion and analysis of financial condition and results of operations is included under "Management's Discussion and Analysis of Financial Conditions and
Results of Operations" in the Company's 1994 Annual
Report to Shareholders and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.
Information with respect to selected quarterly financial data is included under "Quarterly Financial Data (unaudited)" in the Company's 1994 Annual Report to Shareholders and incorporated herein by reference. The other information required by this item is included under "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" as listed in item 14 of this report and in the Company's 1994 Annual Report to Shareholders which is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

                               PART III

Item 10. Directors and Executive Officers of the Registrant. Information with respect to directors of the Company will be included under "Election of Directors" in the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report.

Item 11.  Executive Compensation.
Information with respect to executive compensation will be included under "Summary Compensation Table", "Stock Option Grants in Last Fiscal Year", "Stock Option Exercises in Last Fiscal Year and Fiscal Year End Option Values", and "Certain Transactions" in the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management. Information with respect to security ownership of certain beneficial owners and management will be included under "Voting Securities and Principal Shareholders" and "Election of Directors" in the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

Information with respect to transactions with management will be included under "Certain Transactions" in the Company's Proxy
Statement for its 1995 Annual Meeting of Shareholders and is incorporated herein by reference.


                            PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)  Financial Statements.

The following financial statements are included in the Company's 1994 Annual Report to Shareholders:


Sequent Computer Systems, Inc. and Subsidiaries:

Consolidated Statements of Operations - Fiscal Years Ended
December 31, 1994, Janaury 1, 1994, and January 2, 1993

Consolidated Balance Sheets - December 31, 1994 and January 1, 1994

Consolidated Statements of Shareholderes' Equity - Fiscal Years
Ended December 31, 1994, January 1, 1994, and January 2, 1993

Consolidated Statements of Cash Flows  - Fiscal Years Ended
December 31, 1994, January 1, 1994, and January 2, 1993

Notes to Consolidated Financial Statements

Report of Independent Accountants

(a)(2)  Financial Statement Schedules.

           The following schedules and report of independent accountants are filed herewith:

                                                      Page in this report
                                                          on Form 10-K

Schedule V          Property and Equipment                            F-1

Schedule VI         Accumulated Depreciation and Amortization
                            of Property and Equipment                 F-2

Schedule VIII       Valuation and Qualifying Accounts                 F-3

Schedule IX         Short-term Borrowings                             F-4

Schedule X          Supplementary Income Statement Information        F-5

Report of Independent Accountants on Financial Statement Schedules    F-6

All other schedules are omitted as the required information is inapplicable or is presented in the financial statements or related notes thereto.

(a)(3)   Exhibits.

Exhibit
Number                          Description

3.1 Articles of Incorporation, as amended, and Articles of Merger of Sequent Computer Systems, Inc. (the
          "Company"). (Incorporated by reference to Exhibit 4A to the Company's Registration Statement on Form S-8
          (file no. 33-63972).)

3.2 Bylaws, as amended, of the Company. (Incorporated by reference to Exhibit 4B to the Company's Registration
          Statement on Form S-8 (file no. 33-39315).)

4.1 Note Purchase Agreement dated April 10, 1992 regarding 7.5% Convertible Subordinated Notes due March 31, 2000, between the Company and a group of institutional investors. (Incorporated by reference to Exhibit 19 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1992).

          Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the
          Company agrees to furnish any other long term debt agreements to the Commission upon request.

10.1A     Amended and Restated Lease Agreement between KC
            Woodside and the Company, as amended, dated May 8, 1987 ("First Building Lease"), and related agreements. (Incorporated by reference to Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the
             quarter ended July 4, 1987 (file no. 0-15627).)

10.1B     Second Amendment to First Building Lease, dated July
             28, 1988. (Incorporated by reference to Exhibit 10.3B to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1989 (file no. 0-15627).)

10.1C    Third Amendment to First Building Lease dated July 28,
              1989. (Incorporated by reference to Exhibit 10.3C to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1989 (file no. 0-15627).)

10.1D     Fourth Amendment to First Building Lease dated
              September 20, 1991.  (Incorporated by reference to
              Exhibit 10.1D to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 (file
               no. 0-15627).)

10.1E     Fifth Amendment to First Building Lease dated December
              2, 1992. (Incorporated by reference to Exhibit 10.1E to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (file no. 0-15627).)

10.1F      Sixth Amendment to First Building Lease dated April 5,
              1993.

10.1G     Lease Agreement between KC Woodside and the Company,
              dated May 8, 1987 ("Second Building Lease").
              (Incorporated by reference to Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 4, 1987 (file no. 0-15627).)

10.1H     First Amendment to Second Building Lease, dated July
              28, 1988.  (Incorporated by reference to Exhibit 10.3E
               to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1989 (file no. 0-15627).)

10.1I       Second Amendment to Second Building Lease dated
               September 13, 1991.  (Incorporated by reference to
               Exhibit 10.1G to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991
               (file  no. 0-15627).)

10.1J        Third Amendment to Second Building Lease, dated
                December 2, 1992.  (Incorporated by reference to
                Exhibit 10.1I to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (file no. 0-15627).)

10.1K       Fourth Amendment to Second Building Lease, dated
                April 5, 1993.

10.1L       Lease Agreement, dated July 28, 1988 between KC
                Woodside and the Company ("Third Building Lease"). (Incorporated by reference to Exhibit 10.3F to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1989 (file no. 0-15627).)

10.1M      First Amendment to Third Building Lease, dated July
                28, 1989.  (Incorporated by reference to Exhibit
                10.3G to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1989 (file no. 0-15627).)

10.1N       Second Amendment to Third Building Lease dated
                September 13, 1991.  (Incorporated by reference to
                Exhibit 10.1J to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991
                 (file no. 0-15627).)

10.1O       Third Amendment to Third Building Lease, dated
                 December 2, 1992.  (Incorporated by reference to
                 Exhibit 10.1M to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (file no. 0-15627).)

10.1P        Fourth Amendment to Third Building Lease, dated April
                 5, 1993.

10.1Q        Lease Agreement, dated July 28, 1989 between KC
                 Woodside and the Company ("Fourth Building Lease").
                  (Incorporated by reference to Exhibit 10.3H to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1989 (file no. 0-15627).)

10.1R         First Amendment to Fourth Building Lease dated
                  September 13, 1991.  (Incorporated by reference to
                  Exhibit 10.1P to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 (file no. 0-15627).)

10.1S         Second Amendment to Fourth Building Lease dated
                  August 13, 1992.  (Incorporated by reference to
                  Exhibit 10.1P to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (file no. 0-15627).)

10.1T         Third Amendment to Fourth Building Lease dated
                  December 2, 1992.  (Incorporated by reference to
                  Exhibit 10.1Q to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (file no. 0-15627).)

10.1U         Fourth Amendment to Fourth Building Lease dated April
                  5, 1993.

10.1V         Triple Net Lease dated July 9, 1990 between KC
                  Woodside and the Company ("Fifth Building Lease"). (Incorporated by reference to Exhibit 19 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 1990 (file no. 0-15627).)

10.1W        First Amendment to Fifth Building Lease dated April
                  29, 1991. (Incorporated by reference to Exhibit 10.1N to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 (file no. 0-15627).)

10.1X        Second Amendment to Fifth Building Lease dated April
                 29, 1991. (Incorporated by reference to Exhibit 10.1O to the Company's Annual Report on Form 10-K for
                  the fiscal year ended December 28, 1991 (file no. 0-
                 15627).)

10.1Y        Third Amendment to Fifth Building Lease dated June
                  10, 1991. (Incorporated by reference to Exhibit 10.1P to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 (file no. 0-15627).)

10.1Z          Fourth Amendment to the Fifth Building Lease dated
                   July 3, 1991. (Incorporated by reference to Exhibit 10.1Q to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 (file no. 0-15627).)

10.1aa          Fifth Amendment to Fifth Building Lease dated
                    September 13, 1991.  (Incorporated by reference to
                    Exhibit 10.1R to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 (file no. 0-15627).)

10.1bb          Sixth Amendment to Fifth Building Lease dated
                    December 2, 1992.  (Incorporated by reference to
                    Exhibit 10.1X to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (file no. 0-15627).)

10.1cc          Seventh Amendment to Fifth Building Lease dated April
                    5, 1993.

10.1dd         Lease Agreement between KC Woodside and the Company,
                   dated June 10, 1991 (Umpqua). (Incorporated by reference to Exhibit 10.1Y to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (file no. 0-15627).)

10.1ee         Lease Agreement between KC Woodside and the Company,
                   dated June 10, 1991 (Charles). (Incorporated by reference to Exhibit 10.1Z to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (file no. 0-15627).)

10.1ff           First Amendment to Lease, dated October 31, 1991
                   (Charles). (Incorporated by reference to Exhibit 10.1aa to the Company's Annual Report on Form 10-K
                    for fiscal year ended January 2, 1993 (file no. 0-
                    15627).)

10.1gg          Second Amendment to Lease, dated May 6, 1992
                     (Charles). (Incorporated by reference to Exhibit 10.1bb to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (file no. 0-15627).)

10.1hh           Third Amendment to Lease, dated January 8, 1993
                      (Charles). (Incorporated by reference to Exhibit 10.1cc to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (file no. 0-15627).)

10.1jj              Lease Agreement between KC Woodside and the Company,
                      dated June 10, 1991 (S. Platte). (Incorporated by reference to Exhibit 10.1dd to the Company's Annual
                     Report on Form 10-K for fiscal year ended January 2, 1993 (file no. 0-15627).)

10.1kk           First Amendment to Lease, dated May 12, 1992
                     (Guadalupe). (Incorporated by reference to Exhibit
                      10.1ff to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (file no. 0-15627).)

10.1ll             Business park Lease between KC Woodside and the
                      Company, dated June 10, 1991 (Hillsborough).
                      (Incorporated by reference to Exhibit 10.1gg to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (file no. 0-15627).)

10.2               Master Software License Agreement between Unix System
                      Laboratories, Inc. (formerly owned by American Telephone & Telegraph Company) and the Company, dated effective as of April 18, 1985. (Incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (file no. 0-1627).)

10.2A             Sublicensing Agreement dated January 28, 1986, as
                      amended June 22, 1987 and August 10, 1987.
                     (Incorporated by reference to Exhibit 10.2A to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (file no. 0-15627).)

10.2B             Substitution Agreement between Unix System
                      Laboratories, Inc. and the Company, dated January 28,
                     1986. (Incorporated by reference to Exhibit 10.2B to
                      the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (file no. 0-15627).)

10.2C             Amendment dated November 13, 1992 to Master Software
                      License Agreement and Sublicensing Agreement with Unix System Laboratories, Inc.

10.2D             License Agreement dated July 15, 1983 between The
                      Regents of University of California and the Company, as amended July 2, 1986. (Incorporated by reference to Exhibit 10.2C to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (file no. 0-15627).)

+10.3             Distributorship Agreement between the Company and
                      Oracle Corporation, dated March 31, 1987, as amended on December 29, 1988, August 30, 1989, May 28, 1990,
                      May 31, 1991 and June 30, 1991. (Incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (file no. 0-15627).)

*10.4               Aircraft Lease Agreement between the Company and
                        B&K Transportation, Inc. dated October 1, 1993 as amended November 1, 1993 and December 12, 1994.

*10.5                Sequent Computer Systems, Inc. Incentive Stock Option
                        Plan and Nonstatutory Stock Option Plan adopted March 20, 1984, as amended. (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File no. 33-33444).)

*10.6                Sequent Computer Systems, Inc. 1987 Employee Stock
                         Option Plan, as amended. (Incorporated by reference to Exhibit 10.11 to the Company's Registration
                        Statement on Form S-1 (file no. 33-33444).)

*10.7                Sequent Computer Systems, Inc. 1987 Nonstatutory
                         Stock Option Plan, as amended. (Incorporated by
                        reference to Exhibit 10.12 to the Company's
                        Registration Statement on Form S-1 (file no. 33-
                        33444).)

*10.8                Sequent Computer Systems Inc. Restated Employee Stock
                        Purchase Plan. (Incorporated by reference to Appendix A to the Company's Proxy Statement dated March 18,
                       1993).

*10.9               Sequent Computer Systems, Inc. 1989 Stock Incentive
                        Plan, as amended. (Incorporated by reference to Appendix A to the Company's Proxy Statement for its 1994 Annual Meeting of Shareholders).

11                    Statement regarding computation of earnings per
                        share.

13                    1994 Annual Report to Shareholders (portions not
                        incorporated by reference are not deemed filed).

21                     Subsidiaries.

23                     Consent of Independent Public Accountants.

24                     Powers of Attorney.

27                     Financial Data Schedule.

________________________

+                Confidential treatment for potions of this contract has been previously requested of the Commission.

*                Management contract or compensatory plan or arrangement
                  required to be filed as an exhibit pursuant to Item 14(a)
                  (3) of this Report.

        (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed by the Company during the last quarter of fiscal 1994.


                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Sequent Computer Systems, Inc.

Date:________________
                                    By:__________________________________
                                        Robert S. Gregg
                                        Sr. Vice President of Finance,
                                        Treasurer and Chief Financial Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 1994.

   Signature                                          Title

KARL C. POWELL, JR.   *                Chairman and Chief Executive Officer
(Karl C. Powell, Jr.)                  and Director (Principal Executive
                                       Officer)

________________________________       Sr. Vice President of Finance and
(Robert S. Gregg)                      Leagl, Treasurer and Chief Financial
                                       Officer (Principal Accounting and
                                       Financial Officer)

DAVID R. HATHAWAY   *
(David R. Hathaway)                    Director

ROBERT C. MATHIS     *
(Robert C. Mathis)                     Director

MICHAEL S. SCOTT MORTON   *
(Michael S. Scott Morton)              Director

__________________________
(Richard C. Palermo)                   Director

ROBERT W. WILMOT    *
(Robert W. Wilmot)                     Director


By:_____________________________*
   Robert S. Gregg, Attorney-in-fact

                   SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
                               SELECTED FINANCIAL DATA
                        (In thousands, except per share amounts)

                                                                  Fiscal Year Ended
                                     Dec. 31,         Jan. 1,          Jan. 2,       Dec. 28,          Dec. 29,
                                      1994              1994            1993           1991               1990
OPERATIONS DATA

Total revenue                      $  450,823       $  353,806      $  307,274      $  213,272      $  248,781
Income (loss) before income taxes  $   38,800       $   (6,331)     $   15,884      $  (52,379)     $   26,155
Net income (loss)                  $   33,134       $   (7,524)     $   14,433      $  (48,661)     $   18,843
Net income (loss) per share        $     1.03       $     (.26)     $      .55      $    (2.10)     $      .81
Average shares outstanding             32,028           29,335          26,120          23,188          23,291

BALANCE SHEET DATA

Working capital                    $  168,468       $  134,156      $   86,914      $   65,672      $  124,207
Total assets                       $  435,977       $  375,424      $  278,759      $  246,280      $  250,736
Long-term obligations, less
     current maturities            $   10,341       $   10,906      $   24,034      $    7,198      $   13,576
Shareholders' equity               $  291,195       $  243,488      $  172,502      $  149,461      $  194,764



                 SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                            RESULTS OF OPERATIONS


OVERVIEW

  Total revenue was $450.8 million in 1994 compared to $353.8 million in 1993 and $307.3 million in 1992. The Company recorded net income in 1994 of $33.1 million, compared with a net loss in 1993 of $7.5 million, which included a pretax restructuring charge of $22.3 million, and net income of $14.4 million in 1992. The Company's total revenue and net income for 1994 have benefited from its continuing domestic and international success in managing the transition from platform vendor to provider of open systems, architecture and professional services, as well as continued success in systems services business. Despite the increase in total revenue, the Company has held selling, general and administrative expenses to modest increases over 1993.

     The Company's total revenue growth from 1992 to 1993 was primarily attributable to increased success in the North American sales operation's penetration of large customer accounts together with modest gains in Europe which included continued success in large customer accounts, partially offset by unfavorable 1993 currency rates relative to 1992 rates. In 1993, the Company recognized a restructuring charge of $22.3 million related to a shift to open distributed client/server computing solutions, professional service consulting and architecture-led selling, marketing and engineering.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of total revenue:

                                          Fiscal Year Ended
                                  Dec. 31,      Jan. 1,        Jan. 2,
                                    1994         1994            1993
Revenue:
     End-user products              70.6%        72.0%          68.0%
     OEM products                    5.1          7.3           14.0
     Service and other              24.3         20.7           18.0
         Total revenue             100.0        100.0          100.0
Cost of products and service        53.7         51.8           48.7
Gross profit                        46.3         48.2           51.3
Operating expenses:
     Research and development        7.8          8.2            9.2
     Selling, general and admin.    29.7         34.6           35.4
     Restructuring charge            --           6.3            --
         Total operating expenses   37.5         49.1           44.6
Operating income (loss)              8.8         (0.9)           6.7
Interest expense, net               (0.3)        (0.5)          (1.2)
Other income (expense), net          0.1         (0.4)          (0.3)
Income (loss) before provision
     for income taxes                8.6         (1.8)           5.2
Provision for income taxes           1.3          0.3            0.5
Net income (loss)	                   7.3%        (2.1)%          4.7%

REVENUE

End-user product revenue increased $63.5 million, or 25% from 1993 to 1994 primarily due to the North American and United Kingdom sales operation's success in penetrating and leveraging large customer accounts. Germany and the Asia-Pacific region also showed significant percentage growth although at lower dollar magnitudes. End-user product revenue increased $58.6 million, or 39% from 1992 to 1993 primarily as a result of growth in European demand and improved results of the Company's North American sales operations.

     As anticipated, total OEM revenue continued to decline in 1994 compared to 1993 and 1992 due to decreases in revenue from Unisys Corporation. Total OEM revenue in 1994 and 1993 was $23.1 million and $25.8 million, respectively, compared to $43 million in 1992.

     During 1994 and 1993, the Company's service and other revenue has continued to increase in dollar amount and as a percentage of total revenue primarily due to the growing installed customer base and the Company's emphasis on professional services consulting.

     The Company has continued to benefit from its significant investment in developing worldwide sales and distribution channels. The majority of the Company's revenue outside the United States is from Europe (particularly the United Kingdom), with the balance coming from Asia-Pacific and Canada. During 1994, international revenue increased $61.5 million, or 40% over 1993. European operations showed continued success with large customer accounts and also professional services. International revenue increased as a percentage of total revenue from 44% in 1993 to 48% in 1994.

     During 1993, international revenue increased 5% over 1992 but decreased as a percentage of total revenue (from 49% to 44%), primarily due to increased North American operations and the negative impact of currency rate fluctuations.

COST OF SALES

                                                      Fiscal Year
                                             Dec. 31,   Jan. 1     Jan. 2
                                               1994      1994        1993

Cost of products sold as a percentage
     of product reven                           48%       48%         44%
Cost of service and other as a percentage
     of service and other revenue               71        68          72
Total cost of sales as a percentage
     of total revenue                           54        52          49


     The factors influencing gross margins in a given period include unit volumes (which affect economies of scale), product configuration mix, changes in component and manufacturing costs, product pricing and the mix between product and service revenue.

     Total cost of sales as a percentage of total revenue increased both in 1994 and 1993 compared to 1992 primarily due to product mix with lower margin service increasing as a percentage of total revenue and, to a lesser extent, increased pricing pressure. Additionally in 1993, unfavorable currency rates negatively impacted cost of sales as compared to 1992.

RESEARCH AND DEVELOPMENT

     Research and development costs increased 21% in 1994 compared to 1993 and 3% in 1993 compared to 1992. The Company continued to invest in new product development and enhancements to existing products internally, together with leveraging the available technology in the open systems marketplace. Research and development costs as a percentage of total revenue were 8% in 1994 and 1993. Research and development costs as a percentage of total revenue decreased in 1993 compared to 1992 from 9% to 8%, primarily due to increased revenue levels in 1993.

     Capitalized software amortization increased in 1992, 1993 and 1994 due to increased and continued focus on software design for computing solutions, resulting in greater investments in software dvelopment and products.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative costs increased 9% in 1994 compared to 1993 and 12% in 1993 compared to 1992 primarily due to costs associated with increased revenue levels (including commissions and additional sales-related personnel) and, in 1993, targeted marketing program costs. Selling, general and administrative costs as a percentage of total revenue were 30% in 1994 compared to 35% in 1993 and 1992. Selling, general and administrative costs as a percentage of total revenue have decreased due to improved sales team productivity resulting from obtaining larger orders in large customer accounts.

RESTRUCTURING CHARGES

     During 1993, the Company provided for restructuring charges of $22.3 million in connection with management's decision to realign resources to provide open distributed client/server computing solutions, professional service consulting and architecture-led selling, marketing and engineering strategies. These restructuring steps included a reduction in the Company's workforce.

INTEREST AND OTHER INCOME (EXPENSE)

     Interest expense includes costs related to the Convertible Debentures, foreign currency hedging loans and capital lease obligations. Interest income is primarily generated from restricted deposits held at a foreign bank, short term investments and cash and cash equivalents. Interest expense of $4.7 million and $3.5 million exceeded interest income of $3.5 million and $1.8 million in 1994 and 1993, respectively.

     Other income in 1994 of $500,000 includes foreign currency transaction gains and losses and other non-operating charges. Other expense in 1993 of $1.4 million reflects losses in the Company's Japanese joint venture, foreign currency transaction gains and losses and other non-operating charges.

INCOME TAXES

     The Company provided $5.7 million for income taxes in 1994 on income before income taxes of $38.8 million. The Company recognized a benefit in the current year related to net operating loss carryforwards originating in prior years which held the income tax provision below statutory income tax rates. The Company's 1993 income tax provision of $1.2 million on the loss before income taxes of $6.3 million, relates to export revenue and foreign earnings. A tax benefit for the loss was not recorded in 1993 as the tax asset was fully reserved for that year.

     The current income tax provision of 15% compares to income tax provisions at an effective rate of 19% and 9% in 1993 and 1992, respectively. In 1995, the income tax provision will be significantly higher as a percentage of net income before income taxes as the Company has utilized a majority of its remaining net operating loss carryforwards in 1994 except for net operating loss carryforwards related to stock options. Such carryforwards will be credited directly to paid in capital when used.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's current ratio at December 31, 1994 increased to 2.3:1 from 2.1:1 at January 1, 1994. Cash flow from operations of $46 million and proceeds from the sale of common stock provided the funds for (i) investments in property and equipment of $40.3 million primarily related to equipment requirements for product development, strategic partnerships support, employee desktop enhancements, and new employees and (ii) capitalized software expenditures of $19.1 million related to development of new software products and enhancements to existing software products.

     In February 1993, the Company sold 3 million shares of common stock in an equity offering for working capital and other general coroprate purposes. Net proceeds to the Company, after deducting the underwriting discount and offering expenses, were approximately $60 million.

     The Company renegotiated its $30 million line of credit agreement during 1994, reduced from $50 million. The line is unsecured and extends through May 31, 1995. The line contains certain financial covenants and prohibits the Company from paying dividends without the lenders' consent. No borrowings were outstanding under the line of credit as of December 31, 1994.

     The Company maintains a short-term borrowing agreement with a foreign bank to cover foreign currency exposures. Maximum borrowings allowed under the foreign bank agreement were $54.6 million, of which $49.0 million was outstanding at December 31, 1994 (based on currency exchange rates on such date).

     The Company maintains a short-term borrowing agreement with a domestic bank as an additional hedging facility to cover certain foreign currency exposures. At December 31, 1994, borrowings of $10.4 million were outstanding under this agreement.

     Management expects that existing funds, funds generated from operations and the bank line of credit will provide adequate resources to meet the Company's anticipated cash requirements during 1995.

                SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                           Fiscal Year Ended
                                             Dec. 31,           Jan. 1,             Jan. 2,
                                               1994               1994               1993
Revenue:
     Product revenue                      $   341,504        $   280,579        $   252,093
     Service and other revenue                109,319             73,227             55,181
           Total revenue                      450,823            353,806            307,274

Costs and expenses:
     Cost of products sold                    164,991            133,294            109,780
     Cost of service and other revenue         77,238             49,988             39,845
     Research and development                  35,047             28,944             28,125
     Selling, general and administrative      134,070            122,537            108,974
     Restructuring charge                        --               22,307               --
           Total costs and expenses           411,346            357,070            286,724

Operating income (loss)                        39,477             (3,264)            20,550
Interest income                                 3,515              1,819              1,186
Interest expense                               (4,687)            (3,474)            (4,921)
Other income (expense), net                       495             (1,412)              (931)

Income (loss) before provision
     for income taxes                          38,800             (6,331)            15,884
Provision for income taxes                      5,666              1,193              1,451

Net income (loss)	                         $   33,134       $     (7,524)        $   14,433

Net income (loss) per share                $     1.03       $       (.26)        $      .55

Weighted average number of common
      and common equivalent shares
      outstanding                              32,028             29,335             26,120

The accompanying notes to consolidated financial statements are an integral part of these statements.


              SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                (In thousands, except per share amounts)

                                             Dec. 31, 1994       Jan. 1, 1994
ASSETS
Current assets:
     Cash and cash equivalents               $   46,291         $    42,986
     Restricted deposits                         59,437              32,279
     Investments                                  --                  5,000
     Receivables, net                           133,571             115,561
     Inventories                                 48,698              48,865
     Prepaid royalties and other                 12,812              11,587
              Total current assets              300,809             253,278
Property and equipment, net                      94,214              86,309
Capitalized software costs, net                  38,555              32,217
Intangible assets and other, net                  2,399               3,620
              Total assets                   $  435,977         $   375,424

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable                           $  59,437          $    32,279
     Accounts payable and other                 46,744               64,223
     Accrued payroll                            11,794               10,903
     Unearned revenue                            9,716                7,123
     Income taxes payable                        3,850                1,015
     Current obligations under
       capital leases and debt                     800                3,579
                Total current liabilities      132,341              119,122

Other accrued expenses                           2,100                1,908
Long-term obligations under capital
   leases and debt                              10,341               10,906
                Total liabilities              144,782              131,936

Shareholders' equity:
     Preferred stock, $.01 par value,
       5,000 shares authorized,
       none outstanding                          --                     --
     Common stock, $.01 par value,
       100,000 shares authorized,
       31,360 and 30,245 shares outstanding       314                   302
     Paid-in capital                          278,145               265,910
     Retained earnings (accumulated deficit)   17,872               (15,262)
     Foreign currency translation adjustment   (5,136)               (7,462)

         Total shareholders' equity           291,195               243,488
         Total liabilities and
           shareholders' equity            $  435,977            $  375,424

The accompanying notes to consolidated financial statements are an integral part of these statements.


             SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               (In thousands)

                                                                                            Retained       Foreign
                                                                                            earnings      currency
                                  Preferred Stock         Common Stock         Paid-in    (accumulated   translation
                                 Shares        Amt      Shares       Amt       capital        deficit)   adjustment   Total
Balance, Dec. 28, 1991             1,500        $15      20,603      $206      $172,204     $(22,171)  $   (793)   $ 149,461

Common shares issued,
net of repurchases                  --           --       1,847        19        13,823         --           --       13,842
Net income                          --           --         --         --          --         14,433         --       14,433
Foreign currency translation
     adjustment                     --           --         --         --          --           --       (5,234)      (5,234)
Balance, Jan. 2, 1993              1,500         15      22,450       225       186,027       (7,738)    (6,027)     172,502

Common shares issued,
     net of repurchases             --           --       4,795        47        79,883         --           --       79,930
Conversion of preferred stock     (1,500)       (15)      3,000        30          --           --           --           15
Net loss                            --           --         --         --          --         (7,524)        --       (7,524)
Foreign currency translation
     adjustment                     --           --         --         --          --           --       (1,435)      (1,435)
Balance, Jan. 1, 1994               --           --      30,245       302       265,910      (15,262)    (7,462)     243,488

Common shares issued                --           --       1,115        12        12,235         --           --       12,247
Net income                          --           --         --         --          --          33,134        --       33,134
Foreign currency translation
     adjustment                     --           --         --         --          --           --        2,326        2,326
Balance, December 31, 1994          --        $  --      31,360     $ 314      $278,145      $ 17,872  $ (5,136)   $ 291,195


The accompanying notes to consolidated financial statements are an integral part of these statements.


                SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)

                                                               Fiscal Year Ended
                                              Dec. 31, 1994       Jan. 1, 1994    Jan. 2, 1993
Cash flow from operating activities:
  Net income                                    $  33,134         $  (7,524)       $  14,433
  Reconciliation of net income (loss)
   to net cash provided by
   operating activities-
     Depreciation and amortization                 44,600            39,490           33,870
     Restructuring charges not affecting cash        --              14,286              --
  Changes in assets and liabilities-
     Receivables, net                             (18,010)          (32,055)         (14,179)
     Inventories                                   (2,833)          (18,208)           8,480
     Prepaid royalties and other                     (403)           (3,033)          (3,119)
     Accounts payable and other                   (17,072)           32,714              577
     Accrued payroll                                  891               339            1,977
     Unearned revenue                               2,593             2,025            3,042
     Income taxes payable/receivable                2,835              (226)           3,377
     Other accrued expenses                           314               267           (2,250)
  Net cash provided by
     operating activities                          46,049            28,075           46,208

Cash flow from investing activities:
  Restricted deposits                             (27,158)           (2,283)          (8,811)
  Investments, net                                  5,000            (5,000)             --
  Proceeds from sales of property
     and equipment                                   --                 --             1,021
  Purchases of property and equipment, net        (40,256)          (40,032)         (35,328)
  Capitalized software costs                      (19,116)          (21,012)         (15,996)
  Foreign currency translation adjustment           2,326            (1,435)          (5,234)
  Other, net                                          399               454              619
     Net cash used for investing activities       (78,805)          (69,308)         (63,729)

Cash flow from financing activities:
  Notes payable, net                               27,158             3,634          (11,367)
  Payments under capital lease obligations         (3,293)           (2,635)          (2,672)
  Long-term debt (payments) proceeds, net             (51)           (1,190)          17,243
  Stock issuance proceeds, net                     12,247            70,045           13,842
     Net cash provided by financing activities     36,061            69,854           17,046

Net increase (decrease) in cash and cash
  equivalents                                       3,305            28,621             (475)
Cash and cash equivalents at beginning
  of period                                        42,986            14,365           14,840
Cash and cash equivalents at end of period      $  46,291         $  42,986       $   14,365


The accompanying notes to consolidated financial statements are an integral part of these statements.


                SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Sequent Computer Systems, Inc. and subsidiaries ("Sequent" or the "Company") was incorporated in January 1983 and was in the development stage until product shipments began in December 1984. Sequent designs, manufactures and markets high performance symmetric multiprocessing computer systems and parallel-enabled software for the commercial open systems marketplace and provides professional consulting and education services to ensure customers' effective implementation of client/server system solutions and information technology transitions.

     Principles of Consolidation.   The Company's fiscal year is based on a 52-
53 week year ending the Saturday closest to December 31. The consolidated financial statements of the Company include accounts of Sequent Computer Systems, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and profits have been eliminated.

     The financial statements and transactions of the Company's foreign subsidiaries are maintained in their functional currencies and translated into U.S. dollars for purposes of consolidation. Translation adjustments are accumulated as a separate component of shareholders' equity. Gains and losses resulting from transactions denominated in a currency other than an entity's functional currency are included in other income (expense) in the consolidated statements of operations. During 1994 and 1992, the Company realized net pretax gains of $1.1 million and $960,000, respectively, resulting from such transactions. The net loss in 1993 was not significant.

     Revenue Recognition and Receivables. Revenue from product sales is generally recognized upon shipment; however, depending upon contract terms, revenue recognition may be deferred until customer acceptance or clarification of funding. Service revenue is recognized as earned on the straight-line basis over the term of the contract.

     Receivables are shown net of allowance for doubtful accounts of $2.3 million at December 31, 1994 and $1.8 million at January 1, 1994.

    In July 1994, the Company entered into a two year agreement with a group of banks to sell, without recourse, undivided ownership interests in a revolving pool consisting of substantially all of the Company's domestic accounts receivable for a maximum of $20 million. At December 31, 1994, accounts receivable in the accompanying consolidated balance sheets is net of $8 million received by the Company under this agreement.

     The Company had no single customer that represented greater than 10% of total revenue in 1994 and 1993. Revenue from one customer, Unisys, was $36.6 million in 1992.

     Inventories. Inventories are stated at the lower of cost or market. Costs are determined using the first-in, first-out (FIFO) method and include material, labor and manufacturing overhead.

     Prepaid Royalties. The Company has entered into agreements with various vendors which provide for prepayment of future royalties based on sales of certain software. Prepaid royalties were $4.2 million at December 31, 1994 and $4.5 million at January 1, 1994, and are stated at the lower of cost or net realizable value. Such prepaid amounts are realized by receipt of reverse royalties from the vendors based upon software sales by the vendor, and by charging cost of products sold for certain software sales by the Company.

     Property and Equipment. Property and equipment are stated at cost and depreciated over their estimated useful lives, ranging from three to five years, on the straight-line method. Leasehold improvements and equipment held under capital leases are amortized on a straight-line basis over the shorter of the asset life or lease term. Maintenance and repairs are expensed as incurred.

     Research and Development. Software development costs for certain projects are capitalized from the time technological feasibility is established to the time the resulting software product is first shipped. Capitalized software costs are stated at the lower of cost or net realizable value and are shown net of accumulated amortization of $41.7 million at December 31, 1994 and $28.9 million at January 1, 1994. Amortization, generally based on a three-year straight-line basis, was $12.8 million in 1994, $11.7 million in 1993, and $8.7 million in 1992. All other research and development costs are expensed as incurred.

     Income Taxes. Effective the beginning of fiscal year 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes". The Company elected not to retroactively apply the new standard to prior years, but instead to show the entire effect of the accounting change, which was insignificant, in the current year.

      The Company's general practice is to reinvest the earnings of its foreign subsidiaries in those operations, unless it would be advantageous to the Company to repatriate the foreign subsidiaries' retained earnings.

     Per Share Information. Primary earnings per share is computed based on the weighted average number of common and dilutive common equivalent shares outstanding. Outstanding stock options, net of assumed buy-back, and preferred stock are common stock equivalents.

     The computation of fully dilutive earnings per share also assumes conversion of the remaining 7.5% Convertible Subordinated Debentures issued April 1992 when it would be dilutive. A fully diluted earnings per share amount is not shown as the effect of the debentures would be antidilutive.

     Consolidated Statement of Cash Flows. The Company considers short-term investments which are highly liquid, readily convertible into cash and having original maturities less than three months to be cash equivalents for purposes of the statement of cash flows.

     Total cash expenditures for income taxes were $2.3 million , $799,000, and $568,000 during 1994, 1993 and 1992, respectively. Interest paid does not differ materially from interest expense.

     Non-cash investing and financing activities include the following: 1993 - In connection with the equity offering, all outstanding shares of preferred stock were converted into 3 million shares of common stock and $9.9 million of the Convertible Debentures were converted into 626,000 shares of common stock. 1992 - The Company entered into a capital lease for property and equipment totalling $1 million.

2.  INVENTORIES
      (in thousands)
                                        December 31,         January 1,
                                           1994                 1994

      Raw materials                   $     5,377           $    5,011
      Work-in-progress                      2,065                7,743
      Finished good	                       41,256               33,111

                                      $    48,698           $   45,865

    Finished goods inventory includes evaluation systems aggregating
$10.4 million and $16.9 million as of December 31, 1994 and January 1, 1994, respectively. Such systems are located at potential customer sites for demonstration and garner of sales.


3.    PROPERTY AND EQUIPMENT
         (in thousands)
                                        December 31,        January 1,
                                            1994              1994

      Land                            $    5,037           $    5,037
      Operational equipment              119,535               95,895
      Furniture and office equipment      53,872               46,643
      Leasehold improvements              12,341               11,193
                                         190,785              158,768
      Less accumulated depreciation
       and amortization                   96,571               72,459
                                      $   94,214           $   86,309

    Depreciation and amortization charged to expense totaled $31.8 million in 1994, $27.3 million in 1993, and $24.6 million in 1992.

4.     NOTES PAYABLE

  The Company has an unsecured line of credit agreement with a group of banks which provides short-term borrowings up to $30 million (reduced in the second quarter of 1994 from $50 million). The line of credit agreement contains financial covenants, including covenants relating to net worth, ratio of liabilities to net worth and limitations on net operating losses, and prohibits the Company from paying dividends without the group of banks' consent. The line of credit agreement extends through May 31, 1995. At December 31, 1994, there were no borrowings outstanding under this line of credit agreement.

     The Company has a short-term borrowing agreement with a foreign bank as a hedge to cover certain foreign currency exposures. Borrowings under the agreement are denominated in various foreign currencies. Proceeds from the borrowings are converted into U.S. dollars and placed in a term deposit account with the foreign bank. The deposits, which are classified as restricted deposits in the accompanying consolidated balance sheets, are pledged to the foreign bank so long as borrowings under the agreement are outstanding. During July 1994, the Company re-negotiated the agreement and extended it through July 1995. The foreign bank, without cause, can terminate the agreement at any time. At December 31, 1994, maximum borrowings allowed under the agreement were $54.6 million. Amounts outstanding were $49 million and $32.3 million at December 31, 1994 and January 1, 1994, respectively. The maximum borrowing limit is denominated in specified foreign currencies and fluctuates with the change in foreign exchange rates. The average interest rate on these borrowings at December 31, 1994 was 5.5%.

     In July 1994, the Company entered into an agreement with a domestic bank for an additional hedging facility to cover certain foreign currency exposures. Borrowings under this agreement are denominated in foreign currencies. Proceeds from the borrowings are converted into U.S. dollars and placed in a term deposit account. The deposits are classified as restricted deposits in the accompanying consolidated balance sheets and are pledged to the bank so long as borrowings under the agreement are outstanding. The agreement is for a maximum of $10 million, excluding foreign currency gain or loss fluctuations, and expires May 31, 1995. At December 31, 1994, borrowings of $10.4 million, after translation, were outstanding under this agreement. The interest rate on these borrowings was 6% at December 31, 1994.

5.     OBLIGATIONS UNDER CAPITAL LEASES AND LONG-TERM DEBT

     In April 1992, the Company issued $20 million of 7.5% Convertible Subordinated Debentures ("Convertible Debentures" or "Debentures") due March 31, 2000. In conjunction with the Company's equity offering in 1993 (see Shareholders' Equity footnote), $9.9 million of the Debentures were converted into 626,000 shares of common stock and are no longer classified as long-term debt. The Convertible Debentures are convertible into the Company's common stock at the option of the holders at an initial conversion price of $15.81 per share. Beginning on June 30, 1997, the Company is required to make quarterly principal payments of $1.7 million through 1998 to retire the outstanding Debentures. The Convertible Debentures are callable at the option of the Company after five years (in certain circumstances, after three years). The Debentures contain certain financial covenants, including restrictions on additional debt, minimum net worth levels and a prohibition on the payment of dividends.

     Sequent leases certain equipment under five-year capital leases. These lease terms require maintenance of certain financial ratios and generally include a fair market value purchase option at the end of the lease. The cost of equipment under capital leases was $4.1 million and $12.8 million at the end of 1994 and 1993, respectively. Accumulated amortization was $3.8 million and $10.3 million, respectively. These leased assets are pledged as security for capital lease obligations.

     Included in the above are capital leases arising from sale-leaseback transactions whereby the Company has sold certain equipment to leasing companies and then leased back the same equipment under capital leases. Such transactions have resulted in gains which have been deferred. The Company amortizes these gains over terms of the respective leases. Total deferred gains at December 31, 1994 and January 1, 1994 were $122,000 and $651,000, respectively. The short-term portion of these gains is reflected in the balance sheets as accounts payable and other, while the long-term portion is included in other accrued expenses.

     Aggregate payments due on capital lease obligations, debentures and other long-term debt subsequent to 1994 are: 1995 - $800,000, 1996 - $141,000, 1997
- - $5.1 million , and 1998 - $5.1 million.

6.   OPERATING LEASE COMMITMENTS

     Sequent is committed under operating leases for office space and manufacturing facilities. Future minimum lease payments are as follows:

    (In thousands)
                     1995                  $  14,771
                     1996                     12,554
                     1997                     10,903
                     1998                      9,233
                     1999                      8,731
           2000 and thereafter              $ 27,958

     Rent expense for operating leases was $15.1 million, $14.7 million, and $12.3 million in 1994, 1993, and 1992, respectively.

7.   INCOME TAXES

   Effective fiscal 1992 the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109").

     Pre-tax income (loss) from continuing operations for the last three fiscal years was taxed under the following jurisdictions:
     (in thousands)

                             Fiscal            Fiscal          Fiscal
                              1994              1993            1992

    Domestic               $  27,332        $ (3,989)        $ 14,139
    Foreign                   11,468          (2,342)           1,745
       Total               $  38,800        $ (6,331)        $ 15,884


     The provision (benefit) for income taxes was as follows:

                             Fiscal            Fiscal         Fiscal
                              1994              1993           1992

    Current:
      Federal              $   1,420        $    611         $   730
      Foreign                  3,769             697           1,002
      State                       96              --              30
                               5,285           1,308           1,762
    Deferred:
      Federal                    --               --              --
      Foreign                    381            (115)           (311)
      State                      --               --              --
                                 381            (115)           (311)
    Total provision        $   5,666        $  1,193         $ 1,451

 Deferred tax liabilities (assets) are comprised of the following components:

   (in thousands)
                                         Dec. 31,             Jan. 1
                                           1994                1994

   Research and development            $  14,830           $   15,509
   Depreciation                             (112)               1,012
   Other                                   1,408                  543
   Gross deferred tax liabilities         16,126               17,064

   Net operating loss carryforwards:
     Domestic                            (26,416)             (31,894)
     Foreign                              (9,051)              (4,924)
   Credit carryforwards                   (5,873)              (4,612)
   Expenses not currently deductible      (4,735)              (3,700)
   Revenue currently taxable                (746)              (1,177)
   Inventory basis differences            (1,563)              (1,499)
   Restructuring costs                      (786)              (2,608)
   Accrued interest                          --                  (373)
   Gross deferred tax assets             (49,170)             (50,787)
   Deferred tax asset valuation
     allowance                            32,999               33,297
   Net deferred tax asset            $       (45)         $      (426)

     The net deferred tax asset for all years is reflected in the consolidated balance sheets as Intangible assets and other, net.

The provision for income taxes differs from the amount of income taxes determined by applying the U.S. statutory federal tax rate to income (loss) from continuing operations due to the following:

                                          Fiscal      Fiscal      Fiscal
                                           1994        1993        1992

Statutory federal tax rate                 35.0%      (34.0)%      34.0%
State taxes, net of federal benefit         4.2        (4.3)        4.5
Tax provision (benefit) from Foreign
   Sales Corporation                       (3.9)        9.6        (8.3)
Tax provision on foreign earnings          (0.1)        9.2          --
Tax effect of fully reserving
   changes in net deferred tax asset        --         38.3          --
Realized benefit from net
   operating losses                       (20.9)        --        (21.1)
Other, net                                  0.3         --           --
                                           14.6%       18.8%        9.1%

     The Company has recorded a deferred tax asset valuation allowance of $33 million and $33.3 million as of December 31, 1994 and January 1, 1994, respectively. The net decrease in the valuation allowance for deferred tax assets in 1994 by $298,000 relates to the utilization of domestic net operating loss carryforwards during the year. This decrease was partially offset by the acquisition of foreign net operating loss carryforwards in Japan of approximately $7.2 million. The losses were acquired as a result of the acquisition by Sequent of the remaining 51 percent interest in Panasequent in April 1994. The benefit of the acquired net operating loss has been fully reserved as of December 31, 1994.

     As of December 31, 1994, Sequent has domestic net operating loss carryforwards of $67.3 million for income tax reporting purposes, including $37 million related to employee stock options as explained in the following paragraph. The net operating loss carryforwards are available to offset future taxable income and expire from 2000 to 2008. In addition, Sequent has accumulated unused research and development credits of $3.9 million for income tax purposes. These credits expire from 1998 to 2005. The Company also has Alternative Minimum Tax Credits (AMT) which may be carried forward indefinitely and certain state tax credits which expire from 1995-1999.

   The Company may realize tax benefits as a result of the exercise of certain employee stock options. For financial reporting purposes, any reduction in income tax obligations as a result of these tax benefits is credited to paid-in-capital. No benefits were recognized in 1994, 1993 or 1992.

     An income tax provision has not been recorded for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries as the Company has net operating loss carryforwards originating in many of these foreign countries which are available to offset furture foreign income. In those foreign subsidiaries without net operating loss carryforwards, the undistributed earnings have been and will continue to be reinvested. The Company believes that U.S. foreign tax credits would largely eliminate any U.S. tax and offset any foreign tax if the undistributed earnings at some future time become taxable in the U.S.

8.    RESTRUCTURING CHARGES

     During 1993, the Company provided for restructuring charges of $22.3 million in connection with management's decision to realign resources to provide open distributed client/server computing solutions, professional service consulting and architecture-led selling, marketing and engineering strategies. These restructuring steps included a reduction in the Company's workforce of approximately 5%. The realignment of resources is progressing according to plan. The $2.0 million remaining accrual is primarily related to obligations associated with closed facility leases and future extended employee benefit costs. Management expects that the remaining accrual is adequate and will be fully utilized according to the realignment plan.

9.   SHAREHOLDERS' EQUITY

     Common and Preferred Stock. In February 1993, the Company sold 3 million shares of common stock in an equity offering. Net proceeds to the Company, after deducting the underwriting discount and offering expenses, were approximately $60 million. In connection with such offering, all outstanding shares of preferred stock were converted into 3 million shares of common stock and $9.9 million of the Debentures were converted into 626,000 shares of common stock.

     Stock Option Plans. Sequent grants options under compensatory and noncompensatory plans to employees and nonemployees. Option prices generally have been at 85% or greater of the fair market value of the common stock on the date of grant. Employee and nonemployee options vest over varying time periods as long as, in the case of employees, the optionee remains employed by Sequent. Options generally expire ten years from the date of the grant.

     The following table summarizes the stock option transactions:

      (In thousands, except per share)

                                 Shares Under
                                    Option                  Price Range

Balance, December 28, 1991           4,610               $1.20  -  $22.31
  Options granted                    1,687               $9.78  -  $18.06
  Options cancelled                   (429)              $1.20  -  $22.31
  Options exercised                 (1,304)              $1.20  -  $15.51
Balance at January 2, 1993           4,564               $1.20  -  $22.31
  Options granted                      968              $10.31  -  $21.13
  Options cancelled                   (454)              $5.05  -  $20.63
  Options exercised                   (609)              $1.20  -  $15.41
Balance at January 1, 1994           4,469               $1.20  -  $22.31
  Options granted                    1,214              $10.47  -  $19.63
  Options cancelled                   (603)              $6.32  -  $20.50
  Options exercised                   (648)              $1.20  -  $17.85
Balance at December 31, 1994         4,432               $1.20   -  $22.31

Exercisable at Dec. 31, 1994        1,523               $1.20  -  $22.31

Available for grant at
   Dec. 31, 1994                      486

     Employee Stock Purchase Plan. In September 1987, Sequent established an Employee Stock Purchase Plan. Under the plan, Sequent is authorized to grant rights to purchase up to 2,950,000 shares of common stock in a series of eighteen-month offerings. At December 31, 1994, there were 333,000 shares available for future purchase. Substantially all employees are eligible to receive rights under the plan. The purchase price is the lesser of 85% of the fair market value of the common stock on the date of grant or on the date of purchase. During 1994, 1993 and 1992, Sequent issued 467,000, 535,000, and 544,000 shares under the plan, respectively.


10.   GEOGRAPHIC SEGMENT INFORMATION

     Information about the Company's foreign operations and export sales is provided in the table below. Foreign revenue is that which is produced by identifiable assets located in foreign countries while export revenue is that which is generated by identifiable assets located in the United States.

  (in thousands)

                            Fiscal           Fiscal            Fiscal
                             1994             1993              1992
Revenue:
   United States         $  233,246        $ 197,724         $ 158,197
   Foreign:
     Europe                 177,320          127,595           121,382
     Other                   24,624           19,953            16,138
   Export:
     Europe                    --               --               5,599
     Other                   15,633            8,534             5,958
                         $  450,823        $ 353,806         $ 307,274
Operating income (loss):
   United States         $   27,773        $     304         $  20,440
   Foreign:
     Europe                   9,444           (4,249)              833
     Other                    2,260              681              (723)
                         $   39,477        $  (3,264)        $  20,550
Identifiable assets:
   United States         $  321,857        $  308,651        $ 228,056
   Foreign:
     Europe                 105,232            61,963           46,459
     Other                    8,888             4,810            4,244
                         $  435,977        $  375,424        $ 278,759

     Intercompany sales between geographic areas, primarily from the United States to Europe, were $111.1 million during 1994, $81.6 million during 1993, and $83.3 million during 1992.

11.   FOREIGN CURRENCY EXPOSURE

     A substantial portion of the Company's business is conducted overseas through its foreign subsidiaries, primarily in Europe. This exposes the Company to risks associated with foreign currency rate fluctuations which can impact the Company's revenue and net income. To mitigate this risk the Company enters into foreign currency transactions with foreign and domestic banks on a continuing basis in amounts and timing consistent with the underlying currency exposure so that gains and losses on these transactions offset gains and losses on the underlying exposure. The Company does not engage in any speculative trading activity. See Related Discussions in Notes 1 and 4.

12.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments.

     Cash and cash equivalents, restricted deposits, investments, receivables, notes payable, accounts payable and other, current obligations under capital leases and debt are reflected in the consolidated financial statements at fair value because of the short-term maturity of these instruments.

     The fair value of long-term obligations under capital leases was estimated by discounting the future cash flows using market interest rates and does not differ significantly from that reflected in the consolidated financial statements.

     Due to the private nature of the Company's Convertible Debentures and the subjectivity of assessing the impact of the Company's future common stock price, the fair value of long-term debt is judged to be materially the same as that reflected in the financial statements.

     Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Sequent Computer Systems, Inc.


     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Sequent Computer Systems, Inc. and its subsidiaries at December 31, 1994 and January 1, 1994, and the results of their operations and their cash flows for each of the years ended December 31, 1994, January 1, 1994 and January 2, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Portland, Oregon
January 25, 1995


                     QUARTERLY FINANCIAL DATA (unaudited)
                   (In thousands, except per share amounts)

                         Total        Gross          Net       Earnings (Loss)
                        Revenue       Profit     Income (Loss)   Per Share

Fiscal 1994
  First quarter       $  93,871     $  45,017    $    4,720      $  .15
  Second quarter        108,797        48,579         7,155         .23
  Third quarter         121,247        54,321         8,874         .28
  Fourth quarter        126,908        60,677        12,385         .38
    Year              $ 450,823     $ 208,594     $  33,134      $ 1.03*

Fiscal 1993
  First quarter       $  77,574     $  40,282     $   3,405      $  .12
  Second quarter         80,792        38,984           262         .01
  Third quarter          91,139        43,451         3,939         .13
  Fourth quarter        104,301        47,807       (15,130)       (.50)
    Year              $ 353,806     $ 170,524     $  (7,524)     $ (.26)*

  *The sum of quarterly earnings per share does not equal annual earnings per share as a result of the computation of quarterly versus annual average shares outstanding.

                      MARKET INFORMATION (unaudited)

     Sequent's Common Stock has been traded on the NASDAQ National Market System since April 1987 under the symbol SQNT. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for the common stock as reported on the NASDAQ National Market System.

                                        High                  Low
  1994:
    First quarter                    $  16.13              $  12.88
    Second quarter                   $  15.25              $  11.25
    Third quarter                    $  18.00              $  12.00
    Fourth quarter                   $  20.38              $  16.75

1993:
    First quarter                    $  23.50              $  17.00
    Second quarter                   $  23.13              $  16.63
    Third quarter                    $  16.75              $  11.75
    Fourth quarter                   $  19.75              $  13.25

     At December 31, 1994, there were approximately 1.2 million shareholders of record of the Company's common stock and 31.4 million shares outstanding. The Company has never paid cash dividends on its common stock. The Company intends to retain earnings for use in its business and, therefore, does not anticipate paying cash dividends in the foreseeable future. In addition, the Company's bank line of credit agreement and the agreements relating to the Company's Convertible Debentures prohibit payment of dividends without the lenders' consent.


                                                                     SCHEDULE V
                SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
                           PROPERTY AND EQUIPMENT (1)
                                 (In thousands)

                                 Balance at                                   Other Charges
                                Beginning of     Additions                    Add (Deducts)  End of
                                   Period         at Cost       Retirements    Describe     Describe
Year ended Jan. 2, 1993
   Land                          $   5,037      $       0       $       0       $  0      $   5,037
   Operational equipment            52,738         39,417          17,043          0         75,112
   Furniture and equipment          41,025          4,351           2,181          0         43,195
   Leasehold improvements            4,892          3,750             132          0          8,510
                                 $ 103,692      $  47,518       $  19,356       $  0      $ 131,854

Year ended Jan. 1, 1994
   Land                          $   5,037      $       0       $       0       $  0      $   5,037
   Operational equipment            75,112         36,471          15,688          0         95,895
   Furniture and equipment
   Leasehold improvements            8,510          2,951             268          0         11,193
                                 $ 131,854      $  44,412       $  17,498       $  0        158,768

Year ended Dec. 31, 1994
   Land                          $   5,037      $       0       $       0       $  0       $  5,037
   Operational equipment            95,895         38,053          14,414          0        119,535
   Furniture and equipment          46,643         14,875           7,646          0         53,872
   Leasehold improvements           11,193          1,707             559          0         12,341
                                 $ 158,768      $  54,635       $  22,619       $  0       $190,785


(1) Depreciation and amortization is provided on a straight-line basis over the estimated life as follows:

         Operational equipment                3 to 5 years
         Furniture and equipment              3 to 5 years
         Leasehold improvements               5 to 10 years

                                                                         SCHEDULE VI

                SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
                   ACCUMULATED DEPRECIATION AND AMORTIZATION
                          OF PROPERTY AND EQUIPMENT
                                (In thousands)


                                                Additions     Retirements        Other
                                   Balance at   Charged to     Charged to       Charges
                                  Beginning of  Costs and     Other Accts.   Add (Deducts)   End of
                                     Period      Expenses       Describe      Describe      Describe

Year ended Jan. 2, 1993
  Operational equipment           $   24,464     $  14,927     $    7,072       $  0       $ 32,319
  Furniture and equipment             13,757         8,185            620          0         21,322
  Leasehold improvements               1,349         1,476            100          0          2,725
                                  $   39,570     $  24,588     $    7,792       $  0       $ 56,366

Year ended Jan. 1, 1994
  Operational equipment           $   32,319     $  18,501     $    9,499          0         41,321
  Furniture and equipment             21,322         6,777            643          0         27,456
  Leasehold improvements               2,725         1,100            143          0          3,682
                                  $   56,366     $  26,378     $   10,285       $  0       $ 72,459

Year ended Dec. 31, 1994
  Operational equipment           $   41,321     $  19,370     $    5,060          0         55,631
  Furniture and equipment             27,456        13,810          5,524          0         35,742
  Leasehold improvements               3,682         1,613             97          0          5,198
                                  $   72,459     $  34,793     $   10,681       $  0       $ 96,571


                                                                         SCHEDULE VIII

                  SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
                          VALUATION AND QUALIFYING ACCOUNTS
                                  (In thousands)


                                                  Additions       Additions
                                   Balance at    Charged to      Charged to     Write-offs   Balance at
                                  Beginning of   Costs and      Other Accts.     Net of        End of
                                     Period       Expenses      Describe (1)   Recoveries     Describe

Year ended Jan. 2, 1993
  Allowance for doubtful
    accounts                         $  1,320     $  1,084       $   (34)     $  534      $ 1,836
  Accumulated amortization
    capitalized software             $ 12,067     $  8,736       $     0      $1,612      $19,191

Year ended Jan. 1, 1994
  Allowance for doubtful
    accounts                         $  1,836     $    468       $   (10)     $  513      $ 1,781
  Accumulated amortization
    capitalized software             $ 19,191     $ 11,714       $     0      $ 1,993     $28,912

Year ended Dec. 31, 1994
  Allowance for doubtful
    accounts                         $  1,781     $    898       $     9      $   355     $ 2,333
  Accumulated amortization
    capitalized software             $ 28,912     $ 12,778       $     0      $     0     $41,690


(1)  Foreign currency translation adjustment


                                                                      SCHEDULE IX
                SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
                             SHORT-TERM BORROGINS
                               (In thousands)


                                                           Maximum           Average         Weighted
                                            Weighted        Amount            Amount         Average
                             Balance at     Average       Outstanding      Outstanding     Interest Rate
                               End of       Interest      During the        During the       During the
                               Period         Rate          Period            Period         Period (1)

Year ended Jan. 2, 1993
  Notes payable to bank      $  28,645         7.9%        $  38,040       $  28,712         9.6%

Year ended Jan. 1, 1994
  Notes payable to bank      $  32,279         6.0%        $  32,279       $  27,247         6.8%

Year ended Dec. 31, 1994
  Notes payable to bank      $  59,437         5.5%        $  59,437       $  44,772         5.6%


(1) The weighted average interest rate during the period is calculated using monthly weighted averages.


                                                                        SCHEDULE X

                  SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
                       SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                  (In thousands)

                                                    Fiscal Year Ended
                                        Dec. 31,        Jan. 1,      Jan. 2,
                                          1994           1994         1993

Depreciation and amortization:
  Depreciation                        $   31,822     $   27,259     $ 24,588
  Capitalized software amortization       12,778         11,714        8,736
  Goodwill amortization                      536            517          546
    Total                             $   45,136     $   39,490     $ 33,870

Royalties                                  6,374          4,380        3,995

Advertising                           $   11,674     $    9,803     $  6,964


REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of
Sequent Computer Systems, Inc.


Our audits of the consolidated financial statements referred to in our report dated January 25, 1995 appearing on page 42 of the 1994 Annual Report to Shareholders of Sequent Computer Systems, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of Financial Statement Schedules listed in
Item 14(a)(2) of this Form 10-K.  In our opinion, these Financial Statement
Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



  PRICE WATERHOUSE LLP
 (Price Waterhouse LLP)


Portland, Oregon
January 25, 1995


