Form 10-Q
period 1995-04-01
SEQUENT COMPUTER SYSTEMS INC /OR/
filed 1995-05-08
CIK 811716

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 1, 1995 or
(   )   Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from __________ to
__________.

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


31,762,338 common shares were issued and outstanding as of April 28, 1995.



                     SEQUENT COMPUTER SYSTEMS, INC.

                    PART I.  FINANCIAL INFORMATION


                                                              Page No.
Item 1.     Consolidated Financial Statements

            Consolidated Balance Sheets - April 1, 1995
            and December 31, 1994                                3

            Consolidated Statements of Operations -
            Three months ended April 1, 1995 and
            April 2, 1994                                        4

            Consolidated Statements of Changes In
            Shareholders' Equity - January 2, 1993
            through April 1, 1995                                5

            Consolidated Statements of Cash Flows -
            Three months ended April 1, 1995 and
            April 2, 1994                                        6

            Notes to Consolidated Financial Statements           7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations        9


                        PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

    (a) Exhibit 11 - Statement regarding computation of earnings per share.

    (b) No reports on Form 8-K were filed by the Company during the fiscal quarter ended April 1, 1995.



SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - Unaudited
(in thousands, except per share amounts)


                                         April 1, 1995      Dec. 31, 1994

ASSETS
Current assets:
  Cash and cash equivalents                 $  58,232          $  46,291
  Restricted deposits                          61,529             59,437
  Receivables, net                            117,518            133,571
  Inventories                                  53,532             48,698
  Prepaid royalties and other                  16,798             12,812
    Total current assets                      307,609            300,809

Property and equipment, net                    99,313             94,214
Capitalized software costs, net                40,551             38,555
Intangible assets and other, net                2,039              2,399
     Total assets                          $  449,512        $  435,977

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                            $   61,529         $   59,437
  Accounts payable and other                   44,310             46,744
  Accrued payroll                               7,682             11,794
  Unearned revenue                             12,764              9,716
  Income taxes payable                          5,344              3,850
  Current obligations under capital
   leases and debt                                835                800
     Total current liabilities                132,464            132,341

Other accrued expenses                          2,320              2,100
Long-term obligations under capital
  leases and debt                              10,379             10,341
     Total liabilities                        145,163            144,782

Shareholders' equity:
  Preferred stock, $.01 par,
    none outstanding                             --                 --
  Common stock, $.01 par,
    31,749 and 31,360 shares outstanding         317                314
  Paid-in capital                            282,650            278,145
Retained earnings                             23,825             17,872
Foreign currency translation adjustment       (2,443)            (5,136)
Total shareholders' equity                   304,349            291,195
Total liabilities and shareholders'
  equity                                  $  449,512         $  435,977


See notes to consolidated financial statements.


SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited
(in thousands, except per share amounts)


                                               Three Months Ended
                                        April 1, 1995      April 2, 1994

Revenue:
  Product revenue                        $  81,981          $   71,483
  Service revenue                           34,118              22,388
    Total revenue                          116,099              93,871

Costs and expenses:
  Cost of products sold                     38,930              33,450
  Cost of service revenue                   24,480              15,404
  Research and development                   9,416               7,739
  Selling, general and administrative       34,107              31,173
    Total  costs and expenses              106,933              87,766

Operating income                             9,166               6,105

Interest, net                                   73                (490)
Other, net                                    (730)               (192)

Income before provision for income taxes     8,509               5,423
Provision for income taxes                   2,556                 703
Net income                                $  5,953           $   4,720

Net income per share                      $   0.18           $    0.15

Weighted average number of common
and common equivalent shares
outstanding                                 33,082              31,470



See notes to consolidated financial statements.

SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - Unaudited
(in thousands)


                                                                                                        Foreign
                                                                                         Retained      Currency
                                Preferred Stock        Common Stock         Paid-in      Earnings       Trans-
                               Shares      Amount    Shares     Amount      Capital      (Deficit)      lation        Total

Balance, January 2, 1993        1,500      $ 15      22,450      $225      $186,027      $ (7,738)    $ (6,027)    $ 172,502

Common shares issued,
net of repurchases                --         --       4,795        47        79,883            --           --        79,930

Conversion of preferred
stock                          (1,500)      (15)      3,000        30         --               --           --            15

Net loss                          --         --        --          --         --           (7,524)          --        (7,524)

Foreign currency
translation adjustment            --         --        --          --         --               --       (1,435)       (1,435)
Balance, January 1, 1994          --       $ --      30,245      $302      $265,910      $(15,262)     $(7,462)     $243,488

Common shares issued              --         --       1,115        12        12,235            --           --        12,247

Net income                        --         --        --          --         --           33,134           --        33,134

Foreign currency
translation adjustment            --         --        --          --         --               --        2,326         2,326
Balance, December 31, 1994        --      $  --      31,360     $ 314      $278,145       $17,872     $ (5,136)     $291,195

Common shares issued              --         --         389         3         4,505            --           --         4,508

Net income                        --         --          --        --         --            5,953           --         5,953

Foreign currency
translation adjustment            --         --          --        --         --               --        2,693         2,693
Balance, April 1, 1995            --       $ --      31,749     $ 317      $282,650       $23,825     $ (2,443)    $ 304,349


See notes to consolidated financial statements.

SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
(in thousands)



                                                       Three Months Ended
                                                  April 1, 1995  April 2, 1994

Operating activities:
  Net income                                       $     5,953    $   4,720
  Reconciliation of net income to net cash
    provided by operating activities -
  Depreciation and amortization                         12,434       10,343
  Changes in assets and liabilities -
    Receivables, net                                    16,053       10,367
    Inventories                                         (4,834)      (6,289)
    Prepaid royalties and other                         (3,947)        (250)
    Accounts payable and other                          (2,353)     (15,336)
    Accrued payroll                                     (4,112)      (3,437)
    Unearned revenue                                     3,048        2,736
    Income taxes payable                                 1,494          (43)
    Deferred income taxes                                  892         (530)
    Other, net                                            (497)        (156)
      Net cash provided by operating activities         24,131        2,125

Investing activities:
  Restricted deposits                                   (2,092)        (985)
  Investments, net                                         --         5,000
  Purchases of property and equipment, net             (13,818)     (10,425)
  Capitalized software costs                            (5,646)      (4,807)
  Foreign currency translation                           2,693           94
      Net cash used for investing activities           (18,863)     (11,123)

Financing activities:
  Notes payable, net                                    2,092           985
  Payments under capital lease obligations               (432)         (849)
  Long-term debt, net                                     505            22
  Stock issuance proceeds, net                          4,508         4,031
      Net cash provided by financing activities         6,673         4,189

Net increase (decrease) in cash
   and cash equivalents                                11,941        (4,809)
Cash and cash equivalents at beginning of period       46,291        42,986

Cash and cash equivalents at end of period        $    58,232    $   38,177


See notes to consolidated financial statements.


             SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               APRIL 1, 1995

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report and Form 10-K for the fiscal year ended December 31, 1994.

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

Accounts Receivable

At April 1, 1995, accounts receivable in the accompanying consolidated balance sheet is net of $8 million, received by the Company under its two year agreement to sell its domestic accounts receivables.

Inventories

Inventories consist of the following:
(in thousands)
                                      Apr. 1,           Dec. 31,
                                        1995              1994

Raw Materials                       $    6,826       $    5,377
Work in Process                          3,107            2,065
Finished Goods                          43,599           41,256
                                    $   53,532       $   48,698

Property and Equipment

Property and equipment consist of the following:
(in thousands)
                                       Apr. 1,           Dec. 31,
                                        1995              1994

Land                                $    5,037        $    5,037
Operational Equipment                  127,923           119,535
Furniture and Office Equipment          57,261            53,872
Leasehold Improvements                  13,942            12,341
                                       204,163           190,785
Less Accum. Depr. & Amort.             104,850            96,571
                                    $   99,313        $   94,214

Research and Development

Amortization of capitalized software costs, generally based on a three-year life, was $3.7 million and $2.7 million for the three month periods ended April 1, 1995 and April 2, 1994, respectively.

Restructuring Charge

The realignment of resources to provide open distributed client/server computing solutions, professional service consulting and architecture-led selling, marketing and engineering strategies is progressing according to plan. The $1.6 million remaining accrual is primarily related to obligations associated with closed facility leases and future extended employee benefit costs. Management expects that the remaining accrual will be fully utilized according to the realignment plan. The fourth quarter of 1993 restructuring charge reduced operating expenses by approximately $400,000 and $2.1 million for the first quarter ended April 1, 1995 and April 2, 1994, respectively.

Notes Payable

The Company has an unsecured line of credit agreement with a group of banks which provides short-term borrowings of up to $30 million. No borrowings were outstanding at April 1, 1995.

The Company has a short-term borrowing agreement with a foreign bank as a hedge to cover certain foreign currency exposures to a maximum of approximately $58.5 million. At April 1, 1995, borrowings of $50.5 million were outstanding under this agreement.

The Company has a short-term borrowing agreement with a domestic bank for an additional hedging facility to cover certain foreign currency exposures for a maximum of $10 million, excluding foreign currency gain or loss fluctuations. At April 1, 1995, borrowings of $11.0 million were outstanding under this agreement.

Income Taxes

The Company utilizes Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). The effective tax rate differs from the statutory tax rate principally due to tax benefits from the Company's foreign sales corporation and the utilization of both domestic and foreign tax attributes carried forward from prior years.

Earnings Per Share

See Exhibit 11 for the computation of average shares outstanding and earnings per share.

Significant Customers

The Company has no single customer that represents greater than 10% of total revenue for the quarters ending April 1, 1995 and April 2, 1994.

Geographic Segment Information

Export and foreign revenue was $58.0 million (50% of total revenue) for the first quarter ended April 1, 1995 and $42.1 million (45% of total revenue) for the first quarter ended April 2, 1994. The Company's United States operations generated operating income of $11.4 million and foreign operations generated operating loss of $2.2 million for the three months ended April 1, 1995. Comparable amounts for the first quarter of 1994 are $4.1 million operating income for U.S. operations and $2.0 million operating income for foreign operations.


                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              April 1, 1995


GENERAL

Total revenue was $116.1 million in the first quarter of 1995 compared to $93.9 million in the first quarter of 1994. Net income was $6.0 million, increasing 26% from $4.7 million in the first quarter of 1994, despite an increase in the Company's effective tax rate from 13 to 30 percent. The Company historically experiences reduced first quarter end-user orders compared to the preceding fourth quarter.

REVENUE
(dollars in millions)
                                          Quarter Ended
                                   Apr. 1,      %         Apr. 2,
                                    1995       Chg         1994

End-user product revenue         $   79.0      24%      $   63.6
Service revenue                      34.1      52%          22.4
Total end-user revenue              113.1      32%          86.0
OEM product revenue                   3.0     (62)%          7.9
Total revenue                    $  116.1      24%      $   93.9

Export and Foreign Revenue       $   58.0      38%      $   42.1


End-user product revenue for the first quarter of 1995 improved over the corresponding quarter of 1994 due to increased results from the Western United States operations and Europe.

Service revenue continued to benefit from the growing installed customer base and increases in professional services revenue. OEM product revenue is substantially sales to Unisys Corporation.

Export and foreign revenue was 50% of total revenue in the first quarter of 1995 compared to 45% of total revenue in the first quarter of 1994. The increase in export and foreign revenue as a percentage of total revenue in the first quarter of 1995 compared to the first quarter in 1994 was due to significant revenue increases in Europe.

COST OF SALES
(dollars in millions)
                                                Quarter Ended
                                            Apr. 1,        Apr. 2,
                                             1995            1994

Total cost of goods sold                  $   63.4       $   48.9
As a percentage of total revenue               55%            52%


Total cost of goods sold as a percentage of total revenue increased in the first quarter of 1995 compared to the first quarter of 1994 primarily due to unfavorable product mix resulting from lower margin service revenue increasing as a percentage of total revenue.


RESEARCH AND DEVELOPMENT
(dollars in millions)
                                             Quarter Ended
                                       Apr. 1,     %       Apr. 2,
                                        1995      Chg        1994

Research and development            $    9.4      22%      $    7.7
As a percentage of total revenue          8%                     8%
Software costs capitalized          $    5.6      17%      $    4.8


Research and development costs remained constant as a percentage of total revenue. Research and development costs include continued investment in new product development and enhancements to existing products.

Software costs capitalized increased in the first quarter of 1995 compared to the first quarter of 1994 due to an increased focus on software design for computing solutions on future products.

SELLING, GENERAL AND ADMINISTRATIVE
(dollars in millions)
                                              Quarter Ended
                                     Apr. 1,       %        Apr. 2,
                                      1995        Chg        1994

Selling, general and admin.        $   34.1        9%     $   31.2
As a percentage of total revenue        29%                    33%


Selling, general and administrative costs have increased in dollar amount in the first quarter of 1995 compared to the first quarter of 1994 primarily due to sales and marketing expenditure levels related to higher total revenue levels. Selling, general and administrative costs have decreased as a percentage of total revenue in the first quarter of 1995 compared to the first quarter of 1994 due to greater revenue levels along with cost control.

RESTRUCTURING CHARGE

The realignment of resources to provide open distributed client/server computing solutions, professional service consulting and architecture-led selling, marketing and engineering strategies is progressing according to plan. The $1.6 million remaining accrual is primarily related to obligations associated with closed facility leases and future extended employee benefit costs. Management expects that the remaining accrual will be fully utilized according to the realignment plan. The fourth quarter of 1993 restructuring charge reduced operating expenses by approximately $400,000 and $2.1 million for the first quarter ended April 1, 1995 and April 2, 1994, respectively.

INTEREST AND OTHER, NET
(dollars in millions)
                                      Quarter Ended
                                  Apr. 1,        Apr. 2,
                                   1995           1994

Interest, net                   $    .1         $   (.5)
Other expense                       (.7)            (.2)
Provision for income taxes          2.6              .7



Interest income in the first quarter of 1995 and 1994 was primarily generated from restricted deposits held at foreign and domestic banks, short term investments and cash and cash equivalents. Interest expense in the first quarter of 1995 and 1994 includes costs related to the Convertible Debentures, foreign currency hedging loans and capital lease obligations.

Other expense primarily represents effects of foreign currency transactions and other miscellaneous non-operating expenses.

The provision for income taxes includes benefits related to the Company's foreign sales corporation and the utilization of available domestic and foreign tax attributes carried forward from prior years. The increase in the Company's effective tax rate from 13% in the first quarter of 1994 to 30% in the first quarter of 1995 is primarily attributed to utilization of a majority of its remaining net operating loss carryforwards during December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased to $175.1 million at April 1, 1995 from $168.5 million at December 31, 1994. The Company's current ratio at April 1, 1995 and December 31, 1994 was 2.3:1.

For the first three months of 1995, cash and cash equivalents increased $11.9 million. The Company continues to invest in property and equipment ($13.8 million) and capitalized software ($5.6 million). Other uses of funds were reductions in accounts payable and other ($2.4 million), increase in inventories ($4.8 million), increase in prepaid and other ($3.9 million), increase in foreign translation adjustment ($2.7 million), and reductions in accrued payroll ($4.1 million). Primary sources of funds were net income ($6.0 million), depreciation and amortization ($12.4 million), reduction in net receivables ($16.1 million), increase in unearned revenue ($3.0 million), and stock issuance proceeds from employee stock purchase and stock option plans ($4.5 million).

Inventories increased due to increasing international inventory levels coupled with a significant foreign currency translation impact. Accounts receivable decreased due to seasonally lower revenue in the first quarter. Accounts payable and other decreased due to the liquidation of outstanding trade accounts payable.

At April 1, 1995, accounts receivable in the accompanying consolidated balance sheet is net of $8 million received by the Company under its two year agreement to sell its domestic accounts receivables.

The Company continues to maintain a $30 million line of credit with a group of banks for operating purposes in addition to short-term borrowing agreements totaling approximately $69 million as hedge facilities to cover certain foreign currency exposures. At April 1, 1995, no borrowings were outstanding under the line of credit and $61.5 million was outstanding under the short-term borrowing agreements.

Management expects that current funds, funds from operations, and the bank lines of credit will provide adequate resources to meet the Company's anticipated cash requirements through 1995.



                                SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                SEQUENT COMPUTER SYSTEMS, INC.



                                ________________________________
                                Robert S. Gregg
                                Senior Vice President - Finance, Treasurer and Chief Financial Officer


Date:    May 8, 1995


                              EXHIBIT INDEX



                                                            Sequential
Exhibit No.                   Description                    Page No.

    11              Statement regarding computation             14
                    of earnings per share


SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
STATEMENT SHOWING CALCULATION OF AVERAGE
COMMON SHARES OUTSTANDING AND EARNINGS
PER AVERAGE COMMON SHARE
(in thousands, except per share amounts)


                                                 Three Months Ended
                                         April 1, 1995       April 2, 1994

Weighted average number
of common shares outstanding                 31,494              30,383

Application of the "treasury
stock" method to the stock option
and employee stock purchase plans             1,587              1,087

Weighted average number of common stock
equivalent shares attributable
to convertible debentures                       639               639

Total common and common
equivalent shares, assuming
full dilution                                33,720            32,109


Net income                               $    5,953         $   4,720

Add:
  Interest on convertible debentures,
  net of applicable income taxes                133               165

Net income, assuming full dilution       $    6,086         $   4,885

Net income per common share,
assuming full dilution (A)               $     0.18         $    0.15




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