Form 10-Q
period 1995-07-01
SEQUENT COMPUTER SYSTEMS INC /OR/
filed 1995-08-11
CIK 811716

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q


(X)	Quarterly report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended July 1, 1995 or
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


32,293,673 common shares were issued and outstanding as of July 31, 1995



                   SEQUENT COMPUTER SYSTEMS, INC.

                   PART I. FINANCIAL INFORMATION


                                                           			Page No.
Item 1.	Consolidated Financial Statements

	   Consolidated Balance Sheets - July 1, 1995
    and December 31, 1994                                        3

   	Consolidated Statements of Operations -
    Three months and six months ended July 1, 1995
    and July 2, 1994	                                            4

   	Consolidated Statements of Changes In
    Shareholders' Equity - January 2, 1993
    through July 1, 1995	                                        5

   	Consolidated Statements of Cash Flows -
    Six months ended July 1, 1995 and July 2, 1994	              6

   	Notes to Consolidated Financial Statements	                  7

Item 2.	Management's Discussion and Analysis of
    Financial Condition and Results of Operations 	              9


                    PART II.  OTHER INFORMATION

Item 4.	Submission of matters to a vote of Security Holders.

   	At the meeting of the shareholders of the Company held on May 18, 1995, the shareholders voted on and approved the following items:

                             		Affirmative	   Negative	    Votes     Broker
		                             Votes Cast	   Votes Cast  Abstaining Non-Votes
An amendment to the Company's
Employee Stock Purchase Plan   20,834,121	   1,564,291	    85,917	  5,073,281

Approval of the Company's 1995
Stock Incentive Plan           16,314,142	   6,153,013	    86,758	  5,003,697

Election of Directors:
	Karl C. Powell Jr.            27,382,764		               174,846
	David R. Hathaway             27,439,142		               118,468
	Robert C. Mathis              27,433,098		               124,512
	Richard C. Palermo, Sr.       27,384,465	 	              173,145
	Michael S. Scott Morton       27,437,748		               119,862
	Robert W. Wilmot              27,386,783		               170,827

Approval of Price Waterhouse
as Certified Public Accountants
of the Company for next
fiscal year	                   27,441,478	     55,768	     60,364

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibit 11 - Statement regarding computation of earnings per share.

	(b)	No reports on Form 8-K were filed by the Company during the fiscal quarter ended July 1, 1995.


SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
SUMMARY CONSOLIDATED BALANCE SHEETS - Unaudited
(in thousands, except per share amounts)



                                          	July 1, 1995	   Dec. 31, 1994

ASSETS
 Current assets:
	  Cash and cash equivalents	                $  47,458	     $  46,291
	  Restricted deposits	                         36,851		       59,437
	  Receivables, net	                           148,570		      133,571
	  Inventories	                                 51,615		       48,698
	  Prepaid expenses		                           18,948		       12,812
		   Total current assets		                    303,442		      300,809

 Property and equipment, net	                  101,650		       94,214
 Capitalized software costs, net	               42,005		       38,555
 Intangible assets and other, net		              2,156		        2,399
		   Total assets	                           $	449,253	     $	435,977

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
	  Notes payable	                            $  36,851	     $	 59,437
	  Accounts payable and other	                  47,919		       46,744
	  Accrued payroll	                             11,191		       11,794
	  Unearned revenue	                            15,503		        9,716
	  Income taxes payable	                         5,938		        3,850
	  Current obligations under capital
    leases and debt	                               639		          800
		   Total current liabilities                 118,041		      132,341

Other accrued expenses	                          3,206         	2,100
Long-term obligations under capital
 leases and debt		                              10,184		       10,341
		   Total liabilities		                       131,431		      144,782

Shareholders' equity:
  	Preferred stock, $.01 par, none outstanding	   --		           --
	  Common stock, $.01 par, 31,972 and 31,360
    shares outstanding	                            320		          314
	  Paid-in capital	                            285,596		      278,145
	  Retained earnings	                           34,835		       17,872
	  Foreign currency translation adjustment	    	(2,929)      		(5,136)
		   Total shareholders' equity		              317,822	      	291,195
		   Total liabilities and
       shareholders' equity	                 $	449,253	     $	435,977


See notes to consolidated financial statements.


SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited
(in thousands, except per share amounts)



	                                Three Months Ended	      Six Months Ended
	                                July 1,     July 2,     	July 1,    July 2,
                                  1995        1994         1995       1994

Revenue:
 	Product revenue	             $	104,548	   $	82,530	   $	186,529	  $	154,013
	 Service revenue		               34,659		    26,267		     68,777     	48,655
		  Total revenue		              139,207		   108,797	     255,306	    202,668

Costs and expenses:
 	Cost of products sold	          48,500	     41,283	      87,430	     74,733
	 Cost of service revenue	        25,625      18,935	      50,105	     34,339
	 Research and development	       10,329	      8,564	      19,745	     16,303
	 Selling, general and admin.     39,183		    32,124      	73,290      63,297
		  Total  costs and expenses		  123,637		   100,906		    230,570		   188,672

Operating income	                 15,570	      7,891	      24,736	     13,996

Interest, net		                      271		      (302)	        344 	      (792)
Other, net		                        (170)		      727		       (900) 		     535

Income before provision for
  income taxes	                   15,671	      8,316	      24,180	     13,739
Provision for income taxes		       4,661		     1,161		      7,217		     1,864
Net income	                     $	11,010	    $	7,155	    $	16,963	   $	11,875

Net income per share	           $	  0.33	    $	 0.23	    $	  0.51	   $	  0.38

Weighted average number of
common and common equivalent
shares	outstanding		              33,067		    31,526		     33,075		    31,498


See notes to consolidated financial statements.

SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - Unaudited
(in thousands)


							                                                                                    Foreign
						                                                                      Retained	     Currency
	                          Preferred Stock     Common Stock	    Paid-in	    Earnings	      Trans-
	                           Shares	 Amount	  Shares	   Amount	  Capital	    (Deficit)	     lation	      Total

Balance, January 2, 1993	    1,500	  $ 15	   22,450	   $	225	   $186,027	   $	(7,738)	   $	(6,027)	   $172,502

Common shares issued,
	net of repurchases	          --	      --	    4,795	      47	     79,883	        --	          --	       79,930

Conversion of preferred
	stock	                     (1,500)	  (15)	   3,000	      30	       --	          --	          --	           15

Net income	                   --	      --	      --	       --	       --	       (7,524)	        --	       (7,524)

Foreign currency
	translation adjustment		     --	      --	      --	       --	       --	          -- 	      (1,435)      (1,435)
Balance, January 1, 1994	     --	    $ --	   30,245	   $	302	   $265,910	  $	(15,262)	   $	(7,462)	   $243,488

Common shares issued	         --	      --	    1,115	      12	     12,235	        --	          --        12,247

Net income	                   --	      --	      --	       --	       --	       33,134          --	       33,134

Foreign currency
	translation adjustment		     --	      --	      --	       --	       --           --	        2,326        2,326
Balance, December 31, 1994	   --	   $  --	   31,360	   $	314	   $278,145	  $	 17,872	    $ (5,136) 	  $291,195

Common shares issued	         --	      --	      612	       6	      7,451	        -- 	       7,457

Net income	                   --	      --	      --	       --	       --	       16,963          --	       16,963

Foreign currency
	translation adjustment		     --	      --	      --        --	       --	          --	        2,207        2,207
Balance, July 1, 1995		       --	   $	 --	   31,972	   $	320	   $285,596   $	 34,835	    $	(2,929)	   $317,822


See notes to consolidated financial statements.

SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
(in thousands)


			                                                    Six Months Ended
	                                                 July 1, 1995	 July 2, 1994

Operating activities:
	 Net income	                                       $	16,963	     		11,875
	 Reconciliation of net income to net cash
	  provided by operating activities -
		  Depreciation and amortization	                    25,237			     21,309
		  Changes in assets and liabilities -
			    Receivables, net                              (14,999)       	6,927
			    Inventories	                                   (2,917)		     (5,622)
			    Prepaid expenses                               (6,136)		     (2,442)
			    Accounts payable and other                      1,175 		    (15,752)
			    Accrued payroll	                                 (603)		     (1,931)
			    Unearned revenue	                               5,787		       2,783
			    Income taxes payable 	                          2,088           384
			    Other, net	                                     1,043 		     (1,556)
				    Net cash provided by operating activities	  	 27,638		      15,975

Investing activities:
 	Restricted deposits	                                22,586 			   (15,438)
	 Investments, net	                                        0		       5,000
	 Purchases of property and equipment, net	          (24,740)			   (23,701)
	 Capitalized software costs	                        (11,077)			    (9,330)
	 Foreign currency translation	                        2,207		       1,542
	 Other, net		                                             0		         (73)
			     Net cash used for investing activities		     (11,024)		    (42,000)

Financing activities:
	 Notes payable, net	                                (22,586)			    15,438
	 Payments under capital lease obligations	             (534)		       (966)
	 Long-term debt, net	                                   216		          (2)
	 Stock issuance proceeds, net		                       7,457		       5,722
			     Net cash provided by financing activities		  (15,447)	      20,192

Net increase (decrease) in cash and cash equivalents	  1,167		      (5,833)
Cash and cash equivalents at beginning of period		    46,291		      42,986

Cash and cash equivalents at end of period	         $	47,458	     $	37,153


See notes to consolidated financial statements.


            SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               JULY 1, 1995

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

Accounts Receivable

At July 1, 1995, accounts receivable in the accompanying consolidated balance sheet is net of $8 million received by the Company under its two year agreement to sell its domestic accounts receivables.

Inventories

Inventories consist of the following:
(in thousands)
	                                  July 1,	     Dec. 31,
       	                            1995	         1994

Raw Materials	                    $  9,985	     $  5,377
Work in Process		                    2,048		       2,065
Finished Goods	        	            39,582		      41,256
        	                         $	51,615	     $	48,698

Property and Equipment

Property and equipment consist of the following:
(in thousands)
	                                   July 1,	     Dec. 31,
      	                               1995	         1994

Land	                              $	 5,037	     $	 5,037
Operational Equipment		             132,674     	 119,535
Furniture and Office Equipment	   	  60,776       	53,872
Leasehold Improvements	          	   15,263	  	    12,341
		                                  213,750		     190,785
Less Accum. Depr. & Amort.		        112,100		      96,571
	                                 $	101,650     $	 94,214


Research and Development

Amortization of capitalized software costs, generally based on a three-year life, was $4.0 million and $7.6 million for the three month and six month periods ended July 1, 1995, respectively. Amortization for the same periods in 1994 was $3.1 million and $5.8 million, respectively.

Restructuring Charge

The realignment of resources to provide open distributed client/server computing solutions, professional service consulting and architecture-led selling, marketing and engineering strategies is progressing according to plan. The $1.4 million remaining accrual is primarily related to obligations associated with closed facility leases and future extended employee benefit costs. Management expects that the remaining accrual will be fully utilized according to the realignment plan. The fourth quarter of 1993 restructuring reduced operating expenses by approximately $200,000 for the second quarter ended July 1, 1995 and $600,000 for the first six months of 1995.

Notes Payable

The Company has an unsecured line of credit agreement with a group of banks which provides short-term borrowings of up to $50 million (increased from $30 million). No borrowings were outstanding at July 1, 1995.

The Company has a short-term borrowing agreement with a foreign bank as a hedge to cover certain foreign currency exposures for a maximum of approximately $57.7 million. At July 1, 1995, borrowings of $36.9 million were outstanding under this agreement.

The Company has a short-term borrowing agreement with a domestic bank for an additional hedging facility to cover certain foreign currency exposures for a maximum of $10 million, excluding foreign currency gain or loss fluctuations. No borrowings were outstanding at July 1, 1995.

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

Significant Customers

The Company has no single customer that represents greater than 10% of total revenue for the quarters ending July 1, 1995 and July 2, 1994.

Geographic Segment Information

Export and foreign revenue was $78.5 million (56% of total revenue) for the three months ended July 1, 1995 and $136.5 million (53% of total revenue) for the first six months of 1995. Export and foreign revenue was $51.8 million and $93.9 million (48% and 46% of total revenue, respectively) for the corresponding periods in 1994. The Company's United States operations generated operating income of $12.5 million for the three months ended July 1, 1995 and $23.9 million for the first six months of 1995. Foreign operations generated operating income of $3.1 million and $800,000 for the corresponding periods in 1995. Comparable operating income for the three months ended July 2, 1994 and for the first six months of 1994 were $7.0 million and $11.0 million for U.S. operations and $900,000 and $2.9 million for foreign operations.


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           July 1, 1995


GENERAL

Total revenue was $139.2 million in the second quarter of 1995 compared to $108.8 million in the second quarter of 1994. Total revenue was $255.3 million in the first six months of 1995 compared to $202.7 million in the first six months of 1994. Net income was $11.0 million in the second quarter of 1995 compared to $7.2 million in the second quarter of 1994. Net income was $17.0 million in the first six months of 1995 compared to $11.9 million in the first six months of 1994.

REVENUE
(dollars in millions)
		                                Quarter Ended			      Six Months Ended
	                             July 1,	 %	  July 2,	   July 1,	  %	   July 2,
	                              1995	  Chg	   1994	      1995	  Chg	   1994

End-user product revenue	   $ 103.0	  38	  $	74.5	  $ 	182.0	  32	  $	138.1
Service and other revenue	     34.7	  32	    26.3	      68.8	  41	     48.7
	 Total end-user revenue	     137.7   37	   100.8	     250.8	  34	    186.8
OEM product revenue	            1.5	 (81)   	 8.0        4.5	 (72)	    15.9
	 Total revenue	            $ 139.2	  28	  $108.8   $	 255.3	  26	  $	202.7

Export and Foreign Revenue	 $	 78.5	  52	  $	51.8   $  136.5   45	  $	 93.9


End-user product revenue for the second quarter and first six months of 1995 improved over the corresponding quarter and six month period in 1994 due to continued strong and increased results from the Western United States operations and Europe, and improvements in the Central and Eastern United States operations.

Service revenue continued to benefit from the growing installed customer base and increases in professional services revenue. OEM product revenue is substantially sales to Unisys Corporation.

Export and foreign revenue was 56% of total revenue for the three months ended July 1, 1995 and 53% of total revenue for the first six months of 1995 and 48% and 46% of total revenue for the corresponding periods in 1994. The increase in export and foreign revenue as a percentage of total revenue in the second quarter and first six months of 1995 compared to the corresponding periods in 1994 was due to significant revenue increases in Europe.

COST OF SALES
(dollars in millions)
		                                   Quarter Ended			  Six Months Ended
	                                  July 1,	   July 2,	 July 1,	   July 2,
	                                    1995	     1994	     1995	     1994

Total cost of goods sold	          $ 74.1		  $ 60.2	   $ 137.5		  $ 109.1
As a percentage of total revenue	     53%	      55%	       54%	       54%


As a percentage of total revenue, total cost of goods sold decreased in the second quarter and remained constant during the first six months of 1995 compared to the corresponding periods of 1994. The decrease in the second quarter of 1995 in comparison to 1994 is primarily attributed to the lower margin on third party pass through product in the second quarter of 1994.



RESEARCH AND DEVELOPMENT
(dollars in millions)
		                                     Quarter Ended			 Six Months Ended
	                                    July 1,	  July 2,	  July 1,	 July 2,
	                                     1995	     1994	     1995	    1994

Research and Development	           $ 10.3		   $ 8.6	   $ 19.7		  $ 16.3
As a percentage of total revenue	       7%	       8%	       8%	       8%
Software costs capitalized	          $ 5.4	    $ 4.5	   $ 11.0	   $  9.3

Research and development costs remained relatively constant as a percentage of total revenue comparing both the second quarter and first six months of 1995 and 1994. Research and development costs include continued investment in new product development and enhancements to existing products.

Software costs capitalized increased in the second quarter and first six months of 1995 due to an increased focus on software design for computing solutions on future products.

SELLING, GENERAL AND ADMINISTRATIVE
(dollars in millions)
	 	                                   Quarter Ended			      Six Months Ended
	                                 July 1,	  %   July 2,  July 1,   %   July 2,
	                                   1995	  Chg	  1994	     1995	  Chg    1994

Selling, general and admin.       $ 39.2	   22	 $ 32.1	   $ 73.3	   16  $ 63.3
As a percentage of total revenue	    28%		         30%       29%	          31%


Selling, general and administrative costs have increased in dollar amount in the second quarter and first six months of 1995, respectively, compared to the corresponding periods in 1994, primarily due to sales and marketing expenditure levels related to higher total revenue levels. Selling, general and administrative costs have decreased as a percentage of total revenue in the second quarter and the first six months of 1995 compared to the corresponding periods in 1994 due to greater total revenue levels along with cost control.

RESTRUCTURING CHARGE

The realignment of resources to provide open distributed client/server computing solutions, professional service consulting and architecture-led selling, marketing and engineering strategies is progressing according to plan. The $1.4 million remaining accrual is primarily related to obligations associated with closed facility leases and future extended employee benefit costs. Management expects that the remaining accrual will be fully utilized according to the realignment plan. The fourth quarter of 1993 restructuring reduced operating expenses by approximately $200,000 for the second quarter ended July 1, 1995 and $600,000 for the first six months of 1995.

INTEREST AND OTHER, NET
(dollars in millions)
		                            Quarter Ended			    Six Months Ended
	                           July 1,	  July 2,	    July 1,	   July 2,
	                            1995	     1994	       1995	      1994

Interest, net	             $  0.3	   $ (0.3)	   $   0.3 		   $ (0.8)
Other, net	                  (0.2)	     0.7	       (0.9)	       0.5
Provisions for income taxes	  4.7       1.2	        7.2         1.9

Interest income in the second quarter and first six months of 1995 and 1994 was primarily generated from restricted deposits held at foreign and domestic banks, short term investments and cash and cash equivalents. Interest expense in the second quarter and first six months of 1995 and 1994 includes costs related to Convertible Debentures, foreign currency hedging loans and capital lease obligations.

Other expenses primarily represents effects of foreign currency transactions and other miscellaneous non-operating income and expenses.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased to $185.4 million at July 1, 1995 from $168.5 million at December 31, 1994. The Company's current ratio at July 1, 1995 and December 31, 1994 was 2.6:1 and 2.3:1, respectively.

For the first six months of 1995, cash and cash equivalents increased $1.2 million. The Company continues to invest in property and equipment ($24.7 million) and capitalized software ($11.0 million). Other uses of funds were increases in accounts receivables ($15.0 million) increases in prepaid expenses ($6.1 million), and increase in inventories ($2.9 million). Primary sources of funds were net income ($17.0 million), depreciation and amortization ($25.2 million), increases in unearned revenue ($5.8 million), increases in income taxes payable ($2.1 million), increases in accounts payable and other ($1.2 million) and stock issuance proceeds from employee stock purchase and stock option plans ($7.5 million).

At July 1, 1995, accounts receivable in the accompanying consolidated balance sheet is net of $8 million received by the Company under its two year agreement to sell its domestic accounts receivables.

The Company continues to maintain a $50 million line of credit (increased from $30 million) with a group of banks for operating purposes in addition to short-term borrowing agreements totaling approximately $67.7 million as hedge facilities to cover certain foreign currency exposures. At July 1, 1995, no borrowings were outstanding under the line of credit and $36.9 million was outstanding under the short-term borrowing agreements.

Management expects that current funds, funds from operations and the bank line of credit will provide adequate resources to meet the Company's anticipated cash requirements through 1995.



                            SIGNATURES

	Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


						                         SEQUENT COMPUTER SYSTEMS, INC.



						                         ________________________________
						                         Robert S. Gregg
						                         Sr. Vice President - Finance, Treasurer and
						                         Chief Financial Officer


						Date:    August 9, 1995


                            EXHIBIT INDEX


			                                                         Sequential
  Exhibit No.		             Description                      Page No.

	     11	         Statement regarding computation
		                of earnings per share


SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
STATEMENT SHOWING CALCULATION OF AVERAGE
COMMON SHARES OUTSTANDING AND EARNINGS
PER AVERAGE COMMON SHARE
(in thousands, except per share amounts)


	                                     Three Months Ended	  Six Months Ended
	                                        July 1, 1995	       July 1, 1995

Weighted average number
	of common shares outstanding		             31,821          		  31,658

Application of the "treasury
	stock" method to the stock option
	and employee stock purchase plans	          1,536			            1,562

Weighted average of common stock
	equivalent shares attributable
	to convertible debentures		                   639			              639

  	Total common and common
		  equivalent shares, assuming
		  full dilution		                         33,996			           33,858


Net income	                               $	11,010	          $		16,963

Add:
 	Interest on convertible debentures,
	 net of applicable income taxes		             133			              265

Net income, assuming full dilution	       $	11,143	          $		17,228

Net income per common share,
	assuming full dilution (A)	              $	  0.33	          $	   0.51



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




9