Form 10-Q
period 1995-09-30
SEQUENT COMPUTER SYSTEMS INC /OR/
filed 1995-11-13
CIK 811716

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1995 or
(   )   Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from __________ to
__________.

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


33,041,374 common shares were issued and outstanding as of October 28, 1995.



                 SEQUENT COMPUTER SYSTEMS, INC.

                 PART I. FINANCIAL INFORMATION


                                                                     Page No.
Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets - September 30, 1995
          and December 31, 1994                                          3

          Consolidated Statements of Operations - Three months
          and nine months ended September 30, 1995 and October 1, 1994   4

          Consolidated Statements of Changes In Shareholders' Equity -
          January 2, 1993 through September 30, 1995                     5

          Consolidated Statements of Cash Flows - Nine months ended
          September 30, 1995 and October 1, 1994                         6

          Notes to Consolidated Financial Statements                     7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     10


                         PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

   (a)    Exhibit 11 - Statement regarding computation of earnings per share.

   (b) No reports on Form 8-K were filed by the Company during the fiscal quarter ended September 30, 1995.


SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - Unaudited
(in thousands, except per share amounts)


                                       Sept. 30, 1995       Dec. 31, 1994

ASSETS
Current assets:
  Cash and cash equivalents             $   64,133          $    46,291
  Restricted deposits                       35,473               59,437
  Receivables, net                         157,097              133,571
  Inventories                               59,439               48,698
  Prepaid royalties and other               18,596               12,812
    Total current assets                   334,738              300,809

Property and equipment, net                 99,536               94,214
Capitalized software costs, net             43,203               38,555
Intangible assets and other, net             2,160                2,399
    Total assets                        $  479,637          $   435,977

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                         $   35,473          $    59,437
  Accounts payable and other                61,910               46,744
  Accrued payroll                           11,414               11,794
  Unearned revenue                          16,285                9,716
  Income taxes payable                       6,292                3,850
  Current obligations under capital
   leases and debt                           1,331                  800
     Total current liabilities             132,705              132,341

Other accrued expenses                       1,496                2,100
Long-term obligations under capital
  leases and debt                            9,102               10,341
     Total liabilities                     143,303              144,782

Shareholders' equity:
  Preferred stock, $.01 par,
   none outstanding                           --                   --
  Common stock, $.01 par,
   32,916 and 31,360 shares outstanding        329                 314
  Paid-in capital                          297,096             278,145
  Retained earnings                         42,276              17,872
  Foreign currency translation adjustment   (3,367)             (5,136)
     Total shareholders' equity            336,334             291,195
     Total liabilities and shareholders'
      equity                             $ 479,637          $  435,977


See notes to consolidated financial statements.


SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited
(in thousands, except per share amounts)


                                Three Months Ended     Nine Months Ended

                               Sept. 30,    Oct. 1,   Sept. 30,    Oct. 1,
                                  1995       1994        1995        1994
Revenue:
  Product revenue           $    96,970  $  93,235   $  283,499   $  247,248
  Service revenue                36,245     28,012      105,022       76,667
    Total revenue               133,215    121,247      388,521      323,915

Costs and expenses:
  Cost of products sold          45,286     47,477      132,716      122,210
  Cost of service revenue        28,364     19,449       78,469       53,788
  Research and development       10,220      9,383       29,965       25,686
  Selling, general and admin.    38,653     34,235      111,943       97,532
    Total  costs and expenses   122,523    110,544      353,093      299,216

Operating income                 10,692     10,703       35,428       24,699

Interest, net                       203        (28)         547         (820)
Other, net                         (490)      (256)      (1,390)         279

Income before provision for
  income taxes                   10,405     10,419       34,585       24,158
Provision for income taxes        2,964      1,545       10,181        3,409
Net income                    $   7,441   $  8,874    $  24,404     $ 20,749

Net income per share          $    0.22   $   0.28    $    0.73     $   0.65

Weighted average number of
  common and common equivalent
  shares outstanding             34,515     32,172       33,555       31,723



See notes to consolidated financial statements.


SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - Unaudited
(in thousands)

                                                                                                    Foreign
                                                                                        Retained    Currency
                                  Preferred Stock       Common Stock       Paid-in      Earnings     Trans-
                                  Shares    Amount    Shares    Amount     Capital     (Deficit)     lation       Total

Balance, January 2, 1993          1,500    $  15      22,450   $   225    $ 186,027    $  (7,738)  $ (6,027)   $  172,502

Common shares issued,
  net of repurchases                --        --       4,795        47       79,883           --         --        79,930

Conversion of preferred
  stock                          (1,500)     (15)      3,000        30           --           --         --            15

Net income                           --       --          --        --           --       (7,524)        --        (7,524)

Foreign currency
  translation adjustment             --       --          --        --           --           --     (1,435)       (1,435)
Balance, January 1, 1994             --    $  --      30,245    $  302    $ 265,910    $ (15,262)  $ (7,462)   $  243,488

Common shares issued                 --       --       1,115        12       12,235           --     12,247

Net income                           --       --          --        --           --       33,134         --        33,134

Foreign currency
  translation adjustment             --       --          --        --           --           --      2,326         2,326
Balance, December 31, 1994           --    $  --      31,360    $  314    $ 278,145    $  17,872   $ (5,136)   $  291,195

Common shares issued                 --       --       1,493        14       17,952           --     17,966

Conversion of debentures             --       --          63         1          999           --         --         1,000

Net income                           --       --          --        --           --       24,404         --        24,404

Foreign currency
  translation adjustment             --       --          --        --           --           --      1,769         1,769
Balance, Sept. 30, 1995              --    $  --      32,916   $   329    $ 297,096    $  42,276   $ (3,367)   $  336,334



See notes to consolidated financial statements.


SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
(in thousands)


                                                      Nine Months Ended
                                                Sept. 30, 1995  Oct. 1, 1994

Operating activities:
  Net income                                     $   24,404     $   20,749
  Reconciliation of net income to net cash
   provided by operating activities -
    Depreciation and amortization                    38,508         32,852
    Changes in assets and liabilities -
      Receivables, net                              (23,526)       (16,619)
      Inventories                                   (10,741)        (2,414)
      Prepaid expenses                               (5,784)        (1,671)
      Accounts payable and other                     15,166        (14,906)
      Accrued payroll                                  (380)          (299)
      Unearned revenue                                6,569          2,824
      Income taxes payable                            2,442          1,312
      Deferred income taxes                             --            (541)
      Other, net                                       (802)          (853)
        Net cash provided by operating activities    45,856         20,434

Investing activities:
  Restricted deposits                                23,964        (21,164)
  Investments, net                                       --          5,000
  Purchases of property and equipment, net          (31,254)       (33,890)
  Capitalized software costs                        (16,787)       (14,231)
  Foreign currency translation                        1,769          2,298
  Other, net                                             --           (138)
        Net cash used for investing activities      (22,308)       (62,125)

Financing activities:
  Notes payable, net                                (23,964)        21,164
  Payments under capital lease obligations             (652)        (2,273)
  Long-term debt, net                                   (56)            (5)
  Stock issuance proceeds, net                       17,966          7,764
  Convertible debenture proceeds                      1,000             --
        Net cash (used) provided by
         financing activities                        (5,706)        26,650

Net increase (decrease) in cash and
  cash equivalents                                   17,842        (15,041)
Cash and cash equivalents at beginning of period     46,291         42,986

Cash and cash equivalents at end of period       $   64,133     $   27,945


See notes to consolidated financial statements.


                 SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                September 30, 1995

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

Accounts Receivable

At September 30, 1995, accounts receivable in the accompanying consolidated balance sheet is net of $8 million received by the Company under its two year agreement to sell its domestic accounts receivables.

Inventories

Inventories consist of the following:
(in thousands)
                                           Sept. 30,            Dec. 31,
                                             1995                 1994

Raw Materials                            $    8,559           $   5,377
Work in Process                               3,140               2,065
Finished Goods                               47,740              41,256
                                         $   59,439           $  48,698

Property and Equipment

Property and equipment consist of the following:
(in thousands)
                                           Sept. 30,            Dec. 31,
                                             1995                 1994

Land                                     $    5,037           $   5,037
Operational Equipment                       134,200             119,535
Furniture and Office Equipment               62,946              53,872
Leasehold Improvements                       15,715              12,341
                                            217,898             190,785
Less Accum. Depr. & Amort.                  118,362              96,571
                                         $   99,536           $  94,214


Research and Development

Amortization of capitalized software costs, generally based on a three-year life, was $4.5 million and $12.1 million for the three month and nine month periods ended September 30, 1995, respectively. Amortization for the same periods in 1994 was $3.4 million and $9.2 million, respectively.

Restructuring Charge

The realignment of resources to provide open distributed client/server computing solutions, professional service consulting and architecture-led selling, marketing and engineering strategies is progressing according to plan. The $1.0 million remaining accrual is primarily related to obligations associated with closed facility leases and future extended employee benefit costs. Management expects that the remaining accrual will be fully utilized according to the realignment plan. The fourth quarter of 1993 restructuring reduced operating expenses by approximately $400,000 for the third quarter ended September 30, 1995 and $1.0 million for the first nine months of 1995.

Notes Payable

The Company has an unsecured line of credit agreement with a group of banks which provides short-term borrowings of up to $50 million (increased from $30 million in June 1995). No borrowings were outstanding at September 30, 1995.

The Company has a short-term borrowing agreement with a foreign bank as a hedge to cover certain foreign currency exposures for a maximum of approximately $56.9 million. At September 30, 1995, borrowings of $35.5 million were outstanding under this agreement.

The Company has a short-term borrowing agreement with a domestic bank for an additional hedging facility to cover certain foreign currency exposures for a maximum of $10 million, excluding foreign currency fluctuations. No borrowings were outstanding at September 30, 1995.

Obligations Under Capital Leases and Long-Term Debt

In August 1995, $1.0 million of Convertible Debentures were converted at $15.81 per share into 63,241 shares of the Company's common stock.

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

Significant Customers

The Company has no single customer that represents greater than 10% of total revenue for the quarters ending September 30, 1995 and October 1, 1994.

Geographic Segment Information

Export and foreign revenue was $73.9 million (55% of total revenue) for the three months ended September 30, 1995 and $210.4 million (54% of total revenue) for the first nine months of 1995. Export and foreign revenue was $60.4 million and $154.3 million (50% and 48% of total revenue, respectively) for the corresponding periods in 1994. The Company's United States operations generated operating income of $8.9 million for the three months ended September 30, 1995 and $32.8 million for the first nine months of 1995. Foreign operations generated operating income of $1.8 million and $2.6 million during the corresponding periods in 1995. Comparable operating income for the three months ended October 1, 1994 and for the first nine months of 1994 were $10.0 million and $21.1 million for U.S. operations and $700,000 and $3.6 million for foreign operations.


              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       September 30, 1995


GENERAL

Total revenue was $133.2 million in the third quarter of 1995 compared to $121.2 million in the third quarter of 1994. Total revenue was $388.5 million in the first nine months of 1995 compared to $323.9 million in the first nine months of 1994. Net income was $7.4 million in the third quarter of 1995 compared to $8.9 million in the third quarter of 1994. Net income was $24.4 million in the first nine months of 1995 compared to $20.7 million in the first nine months of 1994.

REVENUE
(dollars in millions)
                             Three Months Ended       Nine Months Ended
                           Sept. 30,  %   Oct. 1,  Sept. 30,   %    Oct. 1,
                             1995    Chg    1994     1995     Chg     1994

End-user product revenue   $  91.1   4%  $  88.0    $ 273.1   21%   $  226.1
Service revenue               36.2  29%     28.0      105.0   37%       76.7
  Total end-user revenue     127.3  10%    116.0      378.1   25%      302.8
OEM product revenue            5.9  13%      5.2       10.4  (51)%      21.1
      Total revenue        $ 133.2  10%  $ 121.2    $ 388.5   20%   $  323.9

Export and Foreign Revenue $  73.9  22%  $  60.4    $ 210.4   36%   $  154.3


End-user product revenue for the third quarter and first nine months of 1995 improved over the corresponding quarter and first nine months of 1994 due to strong results from Europe. The Company believes the increase in revenue reflects continued growth in the market for Sequent products combined with the Company's strategy of targeting higher value contracts.

Service revenue continued to benefit from the growing installed customer base and strategic decisions to increase levels of consulting services combined with the targeting of higher value contracts. OEM product revenue is substantially sales to Unisys Corporation.

Export and foreign revenue was 55% of total revenue in the third quarter and 54% of total revenue in the first nine months of 1995 and 50% and 48% of total revenue in the corresponding quarter and first nine months of 1994. The increase in export and foreign revenue as a percentage of total revenue in the third quarter and first nine months of 1995 compared to the corresponding periods in 1994 was due to significant revenue increases in Europe.

COST OF SALES
(dollars in millions)
                                      Three Months Ended    Nine Months Ended
                                      Sept. 30,   Oct. 1,   Sept. 30,  Oct. 1,
                                        1995       1994       1995      1994

Costs of products sold                $  45.3   $  47.5   $  132.7   $  122.2
As a percentage of product revenue       46.7%     50.9%      46.8%      49.4%
Costs of service revenue              $  28.4   $  19.4   $   78.5   $   53.8
As a percentage of service revenue       78.3%     69.4%      74.7%      70.2%



Costs of products sold as a percentage of product revenue decreased in both the third quarter and first nine months of 1995 compared to the corresponding periods of 1994. This decrease is attributed to cost improvements and efficiencies as well as an increase in the number of higher margin larger scale systems sold in 1995 compared to 1994.

Service revenue as a percentage of total revenue increased for the third quarter and first nine months of 1995 over the corresponding quarter and first nine months of 1994. The Company's continued investment in growing its consulting services business attributed to the increase of cost of service revenue as a percentage of service revenue in both the third quarter and first nine months of 1995 compared to the corresponding periods of 1994.

RESEARCH AND DEVELOPMENT
(dollars in millions)
                                     Three Months Ended   Nine Months Ended
                                      Sept. 30,  Oct. 1,  Sept. 30,   Oct. 1,
                                        1995      1994      1995       1994

Research and Development             $  10.2    $  9.4    $  30.0    $  25.7
As a percentage of total revenue           8%        8%         8%         8%
Software costs capitalized           $   5.7    $  4.9    $  16.8    $  14.2

Research and development costs remained relatively constant as a percentage of total revenue comparing both the third quarter and first nine months of 1995 and 1994. Research and development costs include continued investment in new product development and enhancements to existing products.

Software costs capitalized increased in the third quarter and first nine months of 1995 due to greater emphasis on hardware development for future products. These product costs are expensed as incurred.

SELLING, GENERAL AND ADMINISTRATIVE
(dollars in millions)
                                 Three Months Ended     Nine Months Ended
                               Sept. 30,   %  Oct. 1,  Sept. 30,  %   Oct. 1,
                                  1995    Chg   1994     1995    Chg    1994

Selling, general and admin.      $ 38.7   13%  $ 34.2  $ 111.9   15%   $ 97.5
As a percentage of total revenue     29%           28%      29%            30%


Selling, general and administrative costs increased 13% and 15% in the third quarter and first nine months of 1995, respectively, compared to the corresponding periods in 1994 primarily as a result of the Company's continuing efforts to increase its investment in its sales force and its related associated cost. Selling, general and administrative costs decreased as a percentage of total revenue in the first nine months of 1995 compared to the corresponding period in 1994 due to greater total revenue levels along with cost control, despite the increase between the third quarter of 1995 compared to the third quarter of 1994.

RESTRUCTURING CHARGE

The realignment of resources to provide open distributed client/server computing solutions, professional service consulting and architecture-led selling, marketing and engineering strategies is progressing according to plan. The $1.0 million remaining accrual is primarily related to obligations associated with closed facility leases and future extended employee benefit costs. Management expects that the remaining accrual will be fully utilized according to the realignment plan. The fourth quarter of 1993 restructuring reduced operating expenses by approximately $400,000 for the third quarter ended September 30, 1995 and $1.0 million for the first nine months of 1995.



INTEREST AND OTHER, NET
(dollars in millions)
                               Quarter Ended            Nine Months Ended
                             Sept. 30,   Oct. 1,      Sept. 30,     Oct. 1,
                               1995       1994           1995        1994

Interest, net                 $ 0.2     $ (0.0)       $   0.5      $ (0.8)
Other, net                     (0.5)      (0.3)          (1.4)        0.3
Provisions for income taxes     3.0        1.5           10.2         3.4

Interest income in the third quarter and first nine months of 1995 and 1994 was primarily generated from restricted deposits held at foreign and domestic banks, short-term investments and cash and cash equivalents. Interest expense in the third quarter and first nine months of 1995 and 1994 includes costs related to Convertible Debentures, foreign currency hedging loans, capital lease obligations and in 1994 long-term debt.

Other expenses primarily represents effects of foreign currency transactions and other miscellaneous non-operating income and expenses.

The provision for income taxes includes benefits related to the Company's foreign sales corporation and the utilization of available domestic and foreign tax attributes carried forward from prior years. The increase in the Company's effective tax rate from 14% in the third quarter of 1994 to 28.5% in the third quarter of 1995 is primarily attributed to utilization of a majority of its remaining net operating loss carryforwards during December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased to $202.0 million at September 30, 1995 from $168.5 million at December 31, 1994. The Company's current ratio at September 30, 1995 and December 31, 1994 was 2.5:1 and 2.3:1, respectively.

For the first nine months of 1995, cash and cash equivalents increased $17.8 million. The Company continues to invest in property and equipment ($31.2 million), and capitalized software ($16.8 million). Other uses of funds were increases in net receivables ($23.5 million), increases in inventories ($10.7 million), and increases in prepaid expenses ($5.8 million). Primary sources of funds were net income ($24.4 million), depreciation and amortization ($38.5 million), increases in accounts payable and other ($15.2 million), increases in unearned revenue ($6.6 million), increases in income tax payable ($2.4 million), and stock issuance proceeds from employee stock purchases and stock option plans ($18.0 million).

The Company has a $20 million receivable sales facility with a group of banks. At September 30, 1995, accounts receivable in the accompanying consolidated balance sheet is net of $8 million received by the Company under this agreement to sell its domestic accounts receivable.

The Company continues to maintain a $50 million line of credit (increased from $30 million in June 1995) with a group of banks for operating purposes in addition to short-term borrowing agreements totaling approximately $66.9 million as hedge facilities to cover certain foreign currency exposures. At September 30, 1995, no borrowings were outstanding under the line of credit and $35.5 million was outstanding under the short-term borrowing agreements.

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


                                  SEQUENT COMPUTER SYSTEMS, INC.



                                  ________________________________
                                  Robert S. Gregg
                                  Sr. Vice President of Finance and
                                  Chief Financial Officer


                                  Date:    November 15, 1995


                             EXHIBIT INDEX




                                                             Sequential
Exhibit No.              Description                          Page No.

   11              Statement regarding computation
                   of earnings per share                         15


SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
STATEMENT SHOWING CALCULATION OF AVERAGE
COMMON SHARES OUTSTANDING AND EARNINGS
PER AVERAGE COMMON SHARE
(in thousands, except per share amounts)


                                      Three Months Ended     Nine Months Ended
                                      September 30, 1995    September 30, 1995

Weighted average number
  of common shares outstanding               32,523                31,946

Application of the "treasury
  stock" method to the stock option
  and employee stock purchase plans           1,997                 1,707

Weighted average of common stock
  equivalent shares attributable
  to convertible debentures                     575                   618

  Total common and common
    equivalent shares, assuming
    full dilution                            35,095                34,271


Net income                                    7,441                24,404

Add:
  Interest on convertible debentures,
  net of applicable income taxes                120                   386

Net income, assuming full dilution            7,561                24,790

Net income per common share,
  assuming full dilution (A)               $   0.22              $   0.73




(A) In accordance with generally accepted accounting principles, fully-diluted earnings per share may not exceed primary earnings per share. The difference between primary and fully-diluted earnings per share is due to rounding. The sum of nine months earning per share does not equal the sum of quarterly earnings per share as a result of quarterly versus nine months average shares outstanding.

    The computation of primary net income per common share is not included as the computation can be clearly determined from the material contained in this report.