Form 10-K
period 1995-12-30
SEQUENT COMPUTER SYSTEMS INC /OR/
filed 1996-03-28
CIK 811716

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d) of
                  the Securities and Exchange Act of 1934

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 30, 1995 or
[  ]  Transition report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from ______________ to
      ______________.

                  Commission file number:     0-15627

                     SEQUENT COMPUTER SYSTEMS, INC.
        (Exact name of registrant as specified in its charter)

            Oregon                                 93-0826369
     (State or other jurisdiction of
     incorporation or organization)   (I.R.S. Employer Identification Number)

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

   Aggregate market value of Common Stock held by nonaffiliates of the Registrant at February 29, 1996, based on the closing price on such date on the NASDAQ National Market System: $389,755,255.

   Number of shares of Common Stock outstanding as of February 29, 1996:
33,360,076.

                 Documents Incorporated by Reference

                                                Part of Form 10-K into
                Document                            which incorporated
      1995 Annual Report to Shareholders            Parts II and IV
      Proxy Statement for 1996 Annual
      Meeting of Shareholders                            Part III


                          TABLE OF CONTENTS

Item of Form 10-K                                                     Page

PART I

  Item 1.    Business                                                     3

  Item 2.    Properties                                                  11

  Item 3.    Legal Proceedings                                           11

  Item 4.    Submission of Matters to a Vote of Security Holders         11

  Item 4(a). Executive Officers of the Registrant                        11

PART II

  Item 5.    Market for the Registrant's Common Equity and               12
             Related Stockholder Matters

  Item 6.    Selected Financial Data                                     12

  Item 7.    Management's Discussion and Analysis of Financial           12
             Condition and Results of Operations

  Item 8.    Financial Statements and Supplementary Data                 12

  Item 9.    Changes in and Disagreements with Accountants               12
             on Accounting and Financial Disclosure

PART III

  Item 10    Directors and Executive Officers of the Registrant          13

  Item 11    Executive Compensation                                      13

  Item 12    Security Ownership of Certain Beneficial Owners and         13
             Management

  Item 13    Certain Relationships and Related Transactions              13

PART IV

  Item 14.   Exhibits, Financial Statement Schedules and Reports         14
             on Form 8-K

SIGNATURES                                                               22

                                PART I

Item 1.   Business.

     Sequent Computer Systems, Inc. ("Sequent" or "the Company") is a provider of large-scale open systems and client/server solutions for large organizations spanning diverse industries. Sequent develops, manufactures and sells symmetric multiprocessing (SMP) systems that support large-scale on-line transaction processing (OLTP), decision support (DSS) and both intranet and internet-based business communications applications. Sequent's project-oriented offerings include consulting and professional services to link companies' current and future information technology (IT) investments to their business strategy. The Company partners with other vendors to deliver complete solutions to its customers.

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

Market Overview

     In the past decade, Sequent has developed the experience to guide large organizations through complex changes faced in moving to open systems. These changes include the renovation of business processes and information systems, maximizing benefits of SMP architectures and open systems, widespread use of relational database management software (RDBMS) applications and the substitution of OLTP for traditional batch processing. Since the launch of its SMP family of systems in 1984, Sequent has installed more than 7,500 SMP open systems worldwide.

     Information Systems Renovation. Global economies and intense competitive pressures today prompt many companies to provide employees with access to data to increase responsiveness to customer needs. This need for access to data requires companies to reengineer or redesign their business processes to take advantage of innovative open client/server architectures, systems and products. Sequent offers a wide range of consulting, education and implementation services to assess an organization's current systems and processes, design new systems that support business objectives, and deliver and implement systems, thereby providing a complete solution.

     SMP Architectures. With dramatic improvement in the power and price/performance characteristics of processors and the proven ability of SMP architectures to incorporate multiple processors into a single large-scale system or group of systems, customers are increasingly employing SMP systems to meet their commercial computing needs. Sequent has had over a decade of success with SMP systems. The adoption of SMP architectures by other major computer systems providers ensures continued acceptance of SMP in the commercial marketplace.

     Open Systems. Historically, large organizations have relied upon computing equipment based upon a single vendor's proprietary technology that was generally incompatible with that of other vendors. In recent years, proprietary systems have become increasingly unacceptable to companies that want the flexibility to purchase computing equipment and software best suited for a specific need without being constrained by the technology employed by a specific computer vendor. Proprietary systems also make it difficult for the PC user to access information and applications from the central computer. An open system, by contrast, incorporates industry standard technology and permits users to integrate computer equipment offered by different vendors.
An open systems environment also facilitates offloading applications from the central computer to a less expensive department, desktop or special-purpose computer. Many companies are replacing some or all of their proprietary central computing systems, moving to a more open, distributed system when they upgrade or expand their systems.

     RDBMS and OLTP. RDBMS is the primary vehicle for managing information in large organizations. RDBMS systems are also used to support OLTP, which is increasingly replacing traditional batch processing of historical data in businesses with centralized information needs and distributed operations. The OLTP market includes any systems that support the day-to-day operational processes of a corporation. The market demand for OLTP computing systems, particularly those using RDBMS technology, spans a wide variety of industries and applications and has increased dramatically as more businesses require instantaneous processing of information.

     Rapid Growth in Desktop and Network Computing. The dramatic growth of the number of desktop PCs has been fueled by significant increases in the power and performance of processors, rapid reduction in computer technology costs, wide availability of PC applications software and growth in the computer literacy rate among the workforce. Desktop PCs have become a pervasive component of today's business environment, and in many cases are used to run applications which are critical to a company's operations. In recent years, companies have increasingly sought to improve the efficiency of their computing systems by integrating PCs with centralized computing resources to enable enterprise-wide communication, distributed processing and instantaneous access to enterprise information (database) and computing services (applications software).

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

Sequent's Strategy

     Sequent's strategy is to provide SMP systems that support highly available large-scale OLTP, DSS and both intranet and internet-based business communications applications. Sequent's project-oriented offerings include consulting and professional services to help companies link information technology to current and future business objectives. Sequent designs, manufactures and partners to deliver large-scale SMP computing systems with leading-edge technologies for RDBMS, OLTP, decision support and other client/server applications.

     Migration to Open Systems. Sequent concentrates on understanding the business objectives and computing needs of the customer at all organizational levels. The Company then works closely with the customer and suppliers of key system components to design an open, integrated solution to meet the customer's computing needs. The Company seeks to add value for the customer by designing an integrated system that directly supports its business objectives and conforms to a sound architectural infrastructure including hardware, system software, networks, communications and applications. The Company focuses on large-scale organizations that have centralized information systems with distributed operations and are committed to migrating from a proprietary system environment to open systems.

     Leading-Edge Technologies. Sequent's Symmetry and WinServer systems, recognized as some of the industry's leading SMP platforms, provide superior price/performance and scalability for RDBMS, OLTP and client/server applications. The performance benefits of SMP compared to single processor systems are especially pronounced in transaction-intensive applications. Sequent's systems currently use the Intel Pentium processors and can incorporate up to 30 processors in a single system. Sequent intends to maintain its leadership position in SMP, including upgrading to new Intel processors as they become available and future non-uniform memory access architectural advancements. Sequent also sells clustered systems which share common data allowing increased computing power with high availability.

     Commitment to Open Systems. Sequent's open system architecture incorporates industry standards whenever possible, including the use of Intel processors, the UNIX and Windows NT operating systems, and standard network and communications interfaces. Sequent systems are designed to operate in a multi-vendor heterogeneous environment and support a wide variety of third-party software, including RDBMS,OLTP, decision support and business commications applications.

     "Partnering" with Leading Vendors. Sequent devotes substantial resources to strategic marketing and product development relationships with those companies it believes offer the best open systems technologies. The Company has relationships with major providers of RDBMS software, including Oracle Corporation, Informix Software Inc., Computer Associates (Ingres), and Progress Software Corporation. Sequent also has strategic relationships with Intel for joint research and development of future computer "building blocks"; with suppliers of other major operating systems, such as Microsoft for Windows NT; with major suppliers of communications and network software, including Novell; with emerging suppliers of client/server application development products such as Forte' Software, Inc.; and with suppliers of third-party applications software such as Oracle, PeopleSoft, Baan and SAP.

Platform Overview

     Business automation and systems integration applications require extensive amounts of computing power, memory and disk storage throughput. Sequent systems are designed for customers with extensive computing requirements. Sequent products are based on industry standards and are designed to easily combine with other computing hardware in an open systems environment. Sequent systems enable customers to implement cost-effective computing, to automate business functions and to integrate enterprise-wide computing operations.

     The Company's Symmetry systems, currently based on Intel Pentium processors, offer high levels of transaction processing and decision-support performance at list prices ranging from $200,000 for a dual-processor system to several million dollars for a 30-processor system serving thousands of active users in a database environment.

     Sequent's processor-independent architecture allows the Company to incorporate technological advances in its product offerings more quickly and inexpensively than manufacturers of computer systems with proprietary central processing units. The Company's ongoing product development efforts leverage advances in open systems technology, including processor enhancements, storage technology, communications and user-interface enhancements. These enhancements directly benefit customers who can upgrade their installed Sequent systems without altering source programs, retraining users or replacing hardware and software not directly affected by the upgrade. The Company plans to introduce the 167 Megahertz Pentium Processor in its Symmetry product line in 1996.

     Sequent Symmetry systems are based on an open system architecture that incorporates industry standards such as those in the UNIX operating system. DYNIX/ptx, Sequent's version of UNIX, enhanced for SMP in the commercial marketplace, allows Sequent systems to provide nearly linear improvements in incremental performance as processors are added. DYNIX/ptx provides Sequent customers access to a growing array of UNIX software applications. Sequent Symmetry systems used in network and client/server applications link PCs and department level and central computers to deliver applications and information to desktop PCs through network and PC interfaces, allowing users access to extensive processing power and information.

     The Company's WinServer systems, which run Microsoft Windows NT operating system, are based on Intel Pentium processors. The Windows NT-based systems provide database and application services for workgroup, departmental and enterprise-level computing requirements. The family of systems is designed to support from 2 to 28 Intel processors.

Partnering with Leading Vendors

     Relational Database Management Software. Sequent has strategic marketing and development relationships with major independent providers of RDBMS software, including Oracle Corporation, Informix Software, Inc., Computer Associates (Ingres), and Progress Software Corporation. Sequent's SMP architecture is designed to maximize the performance and scalability requirements for managing extensive amounts of computing power required by OLTP applications in conjunction with RDBMS software. In addition, this same technology, coupled with the emerging capabilities provided by Sequent's RDBMS partners, strengthens the decision-support performance required by large-scale enterprises today. Sequent has chosen to run its partners' software in support of its own enterprise needs. Sequent and these strategic partners join forces in joint development programs, joint marketing programs, and sales teaming efforts. The result is an exchange of technical personnel, dedicated marketing expertise and a highly trained sales organization to help sell the Company's and its partners' combined solutions. During the year ended December 30, 1995, a significant portion of Sequent's solutions were sold with RDBMS packages as a result of these relationships.

     Operating Systems. The Company has committed significant resources to supporting both the UNIX operating system and the emerging Windows NT system, which the Company believes will be the two major operating systems for open, enterprise-wide computing. The Company's continuing leadership in the development of UNIX-based SMP systems has been acknowledged by the industry's leading developers of commercial UNIX systems software. The Symmetry 2000 was selected by AT&T's UNIX System Laboratories ("USL"), now owned by Santa Cruz Operation, to develop its next-generation, multiprocessing version of UNIX System V with enhanced security (System V.4 ES/MP), which introduces SMP capabilities to the operating system.

     The Company continues to enhance the DYNIX/ptx operating system, currently as DYNIX/ptx 4.1 adding features to operate in mission critical environments. These features include increased scalability, improved systems management and support for highly available systems through clustering software. Sequent's clustering technology is software based which enables the Company to respond quickly to improvements in hardware technology as they are introduced into the marketplace. The Company has worked closely with Microsoft in joint development programs, including the exchange of technical personnel, to ensure that the Windows NT operating system is compatible with Sequent's SMP architecture. The Company regularly works with Microsoft to enhance the scalability and performance of Windows NT.

     Client/Server Application Software. Sequent maintains strategic relationships with key software providers to assure the availability and maximum performance of pivotal software products on the Sequent platform. Sequent offers packaged and custom applications.

     Packaged Applications: Packaged software applications provide a standard pre-engineered solution for a common set of functional business problems. Packaged applications offer the potential to trim the total cost of a solution, reduce the time required for implementation, and lower overall project risk. Sequent maintains a number of strategic relationships with software partners who provide products in this area including Oracle, PeopleSoft, Baan and SAP.

     Customer software applications are used to build custom solutions in situations where packaged applications do not meet business requirements or where customers desire to build systems for a competitive edge. Sequent maintains a number of strategic relationships with software partners who provide products in this area including Oracle, Informix and Forte'.

     Communications Software. The Company's systems support communications products which allow Symmetry systems to interconnect its own and various multivendor systems. These products include hardware which connect to Wide and Local Area Networks of different media and software which support protocols for open and proprietary systems.

     Sequent's communications products are differentiated by Parallel STREAMS Architecture which utilizes SMP architecture to produce high performance and scalable communications. Parallel STREAMS are used for both low level communications media software to drive Ethernet, Token Ring, fiber distributed data interface ("FDDI") and synchronous lines as well as high level protocols.

     In addition to open systems communications using protocols such as tcp/ip, Open Systems Interconnections ("OSI") and X.25, Sequent communicates directly with IBM and DEC systems via Systems Network Architecture ("SNA") or DECnet/LAT protocols, respectively. The Company interfaces with many other vendors utilizing these same protocols.

     Third-Party Applications Programs. The rapidly expanding universe of applications software can be easily ported to Sequent's UNIX-based Symmetry multiprocessing systems. The Company recognizes that applications software is a critical element in providing solutions to the enterprise and maintains marketing programs to promote the development and support of third-party applications software packages for the Company's systems. Currently, over 650 software application modules from approximately 300 vendors are available to Sequent users. The software products offered drive core business applications in the OLTP, DSS, both intranet and internet-based business communications as well as key business applications, database technologies and development environments. The software packages available address the needs of many different vertical markets, including manufacturing, telecommunications, health care, financial services and state and local governments. To supplement the marketing efforts of the third-party suppliers, the Company actively promotes these software partners to end users through joint sales campaigns, demonstrations at its sales offices and trade shows, marketing collateral, and joint marketing programs.

     In addition, Sequent's WinServer systems support the thousands of software applications developed by third-party companies for the Microsoft Windows NT operating system.

Sales and Distribution

     The Company sells its products and services through worldwide direct and indirect distribution channels. The primary sales channel in North America and Europe is through the direct sales force while sales channels in Asia and the rest of the world are primarily distributors. The Company has 59 sales offices worldwide, including 32 in North America and 14 in Europe. Indirect sales channels utilized by the Company include value-added resellers, original equipment manufacturers ("OEMs"), and foreign distributors.

     As is common in the computer industry, a significant portion of orders is generally received and shipped in the last month of a fiscal quarter. As a result, the Company's product backlog is relatively small, is not necessarily indicative of sales levels for future periods and is not material to understanding the Company's business.

     The Company had no single customer that represented greater than 10% of total revenues in 1995, 1994 or 1993. International sales were approximately 55%, 48%, and 44% of the Company's total revenues in 1995, 1994 and 1993, respectively.

Competition

     The computer industry is intensely competitive and characterized by rapid technological advances resulting in frequent new product introductions and improvements in performance. Competitive factors include product quality and reliability, professional services capability, architectural fit, relative price/performance, ease of understanding and operation of the system, capability of the operating system software, availability of applications software, marketing capability, service and support, name recognition, and corporate reputation and longevity.

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

     Within the commercial segment of the general purpose computing market, Sequent competes against, among others, the major computer manufacturers, including Hewlett-Packard, DEC and IBM. The size, reputation, installed base and distribution strength of these companies make them significant competitors. Although some of these competitors have financial, marketing, distribution and technical resources which significantly exceed those of the Company, the Company believes that it can compete favorably in the open systems marketplace based on its technological advancements, professional services expertise, price/performance and value to the customer.

Product Development

     The Company's research and development programs are continually focused on advancing hardware and software technologies. Sequent not only leverages the availability of processor technology from Intel, but also leverages systems management and backup/restore software products supplied by open systems vendors. Sequent adds high-end capabilities to these products to better satisfy customer needs.

     At the end of 1996, Sequent expects to introduce systems based on its new Cache Coherent Non-Uniform Memory Access (NUMA-Q) architecture. The NUMA-Q architecture condenses four Intel Pentium Pro processors, memory and input/output ports into a single building block for increased performance and reliability. These four-processor "quads" will be interconnected with the Company's IQ-Link technology which allows a large number of quads to become a distributed shared memory SMP system. As with previous designs, the performance will scale linearly as quads are added to a system. Sequent NUMA-Q systems will be both software compatible and clustered systems compatible with Sequent's current product line.

     The Company's software development program is focused on improving the performance of its parallel enabled operating system, providing highly available clustering software, and enhancing its suite of communications, network and client/server and third-party applications software. The Company intends to continue making substantial investments in research and development activities to maintain and enhance its competitive position in a market characterized by rapid technological advances.

Professional Services and Product Support

          Sequent offers a wide range of professional services to ensure that every phase of a customer's project, from advance planning and architecture to technology deployment and ongoing systems support, is successful.
Professional services include: Architectural and transition planning; DSS design and implementation; packaged and custom OLTP design and implementation;
and enterprise management design and systems administration.   The Company's
Professional Services group uses leading edge knowledge to deliver enterprise-wide system solutions designed to meet customers' business requirements. In addition, Sequent offers customers a comprehensive set of education and training programs.

     The Company also offers an array of customer service and support programs, including hardware maintenance and service, software service and upgrades and documentation support. In addition, hardware maintenance is offered for many third-party peripheral products connected to the Sequent system. The Company maintains a 24-hour toll-free telephone line for technical consultation as well as remote log-in capability for diagnosing customer hardware and software problems. In some cases, in-field hardware service is contracted to third-party suppliers, which rely on Sequent for customer interface and diagnostic support. The Company's standard warranty on its products generally extends 90 days from the date of customer installation.

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

     Revenue generated from services and support was 27%, 24% and 21% of total revenue during 1995, 1994 and 1993, respectively.

Manufacturing

     The Company's manufacturing operations consist of procurement, assembly, testing and quality control. Subcontractors are often used to assemble and test subassemblies, such as printed circuit boards. The modular nature of the Company's products, together with the standards-based open architecture, permit ease of manufacture and system configuration. Once integrated, all systems go through a fully operational, continuous burn-in cycle while executing rigorous system stress and diagnostic tests. Final assembly and testing occur only when a specific customer order is due for shipment (because of the broad range of system configurations possible from a relatively few basic modules and the many choices of peripherals). If a failure occurs or a problem of unknown origin arises during work-in-progress testing, it is the policy of the Company to halt shipment of products which may be affected while the Company isolates and corrects the problem and determines whether the problem may extend to other systems in manufacturing or at customer sites. Such interruptions could cause fluctuations in quarterly results.

     The Company generally obtains most parts and components from one vendor, even where multiple sources are available, to maintain quality control and enhance the working relationship with suppliers. These relationships include joint engineering programs for new product development. The Company attempts to reduce the risk of supply interruption through close supplier relationships and greater inventory positions in certain sole-sourced components. The failure of a supplier to deliver on schedule could delay or interrupt the Company's delivery of products and thereby adversely affect the Company's revenue and profits.

Patents and Licenses

     Four U.S. and three United Kingdom patents have been issued to the Company. The Company has filed three additional U.S. patent applications and two foreign applications covering technology incorporated into its products, which are still pending. The Company believes that the rapid pace of technological change in the computer industry makes patent protection less significant than factors such as its continued focus and efforts in research and product development, its technical expertise and the management ability of its personnel.

Employees

     At December 31, 1995 the Company employed approximately 2,129 full-time employees, of whom approximately 1,277 were employed in sales, marketing and customer service, 343 in product development, 171 in manufacturing and 338 in administrative and support services. The Company's continued success will depend in part on its ability to attract and retain highly skilled and motivated personnel who are in great demand throughout the industry. None of the Company's employees is represented by a labor union. All full-time Sequent employees are granted options to acquire Common Stock of the Company. Sequent believes that its employee relations are excellent and believes that its stock incentive plans, its challenging work environment and the opportunities for advancement within the Company are key factors to its ability to attract and retain qualified personnel.

Trademarks

     Sequent, Symmetry, WinServer and DYNIX/ptx are registered trademarks and Parallel STREAMS, NUMA-Q and IQ-Link are trademarks of Sequent Computer Systems, Inc. This Report on Form 10-K also refers to trademarks held by other corporations.

Forward Looking Statements

     Information in this Report on Form 10-K that is not historical information, including information regarding product development schedules, constitutes forward-looking statements that involve a number of risks and uncertainties. From time to time the Company may issue other forward-looking statements. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: business conditions and growth in the electronics industry and general economies, both domestic and international; lower than expected customer orders, delays in receipt of orders or cancellation of orders; competitive factors, including increased competition, new product offerings by competitors and price pressures; the availability of third party parts and supplies at reasonable prices; changes in product mix and the mix between product and service revenue; significant quarterly performance fluctuations due to the receipt of a significant portion of customer orders and product shipments in the last month of each quarter; and product shipment interruptions due to manufacturing problems. Any forward-looking statements should be considered in light of these factors.

Item 2.   Properties.

     The Company's headquarters and its product development and manufacturing operations are located in facilities totaling approximately 500,000 square feet in Beaverton, Oregon, 10 miles west of Portland. The Company occupies these facilities under leases which expire from 2000 to 2006. On the expiration dates of these leases, the Company generally has the option of purchasing the leased facilities at fair market value or renewing the leases for an additional five years. The Company also leases sales, marketing and customer support offices in locations throughout the United States, Europe, Canada, Japan, Singapore, Hong Kong, New Zealand and Australia. The Company anticipates that it will need to expand its corporate and field facilities in the next one to two years.

Item 3.     Legal Proceedings.

     Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item 4(a).   Executive Officers of the Registrant.

Name                   Age                    Position

Karl C. Powell, Jr.     52     Chairman and Chief Executive Officer, Director
John McAdam             45     President and Chief Operating Officer, Director
Robert S. Gregg         42     Sr. Vice President of Finance and Legal
                               and Chief Financial Officer

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

     Mr. McAdam joined the Company in August 1989 as U.K. Sales Director. He became U.K. General Manager in January 1991, Vice President and General Manager of European Operations in October 1992, and Senior Vice President of European and Asian Operations in January 1994. He was promoted to President and Chief Operating Officer in Feburary 1995, and was elected to the Board of Directors in November 1995. Prior to joining the Company Mr. McAdam was employed for 10 years by Data General U.K. Ltd., serving most recently as Regional Manager, Public Sector, Finance and Goverment Market. Mr. McAdam holds a B.Sc. first class honors degree in Computer Sciences from Glasgow University.

     Mr. Gregg joined the Company in 1983 as its Controller. He became Director of Finance in 1984 and Vice President of Finance and Chief Financial Officer in March 1986. He was promoted to Senior Vice President of Finance & Legal and Chief Financial Officer in February 1995. Prior to joining the Company, Mr. Gregg spent eight years at the public accounting firm of Price Waterhouse LLP. Mr. Gregg holds a B.S. degree in business and accounting from the University of Oregon.


                               PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder
            Matters.
     The information required by this item is included under "Market Information (unaudited)" in the Company's 1995 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.     Selected Financial Data.
     Information with respect to selected financial data is included under "Selected Financial Data" in the Company's 1995 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations.
     Information with respect to management's discussion and analysis of financial condition and results of operations is included under "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in the Company's 1995 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.     Financial Statements and Supplementary Data.
     Information with respect to selected quarterly financial data is included under "Quarterly Financial Data (unaudited)" in the Company's 1995 Annual Report to Shareholders and is incorporated herein by reference. The other information required by this item is included under "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" as listed in item 14 of this report and in the Company's 1995 Annual Report to Shareholders which is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     Not applicable.


                                PART III

Item 10. Directors and Executive Officers of the Registrant. Information with respect to directors of the Company will be included under "Election of Directors" in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report.

Item 11.     Executive Compensation.
     Information with respect to executive compensation will be included under "Summary Compensation Table", "Stock Option Grants in Last Fiscal Year", "Stock Option Exercises in Last Fiscal Year and Fiscal Year End Option Values", and "Certain Transactions" in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management. Information with respect to security ownership of certain beneficial owners and management will be included under "Voting Securities and Principal Shareholders" and "Election of Directors" in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions.

     Information with respect to transactions with management will be included under "Certain Transactions" in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders and is incorporated herein by reference.

                                   PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)       Financial Statements.

             The following financial statements are included in the Company's 1995 Annual Report to Shareholders:


Sequent Computer Systems, Inc. and Subsidiaries:

Consolidated Statements of Operations - Fiscal Years Ended December 30, 1995, December 31, 1994 and January 1, 1994

Consolidated Balance Sheets - December 30, 1995 and December 31, 1994

Consolidated Statements of Shareholders' Equity - Fiscal Years Ended December 30, 1995, December 31, 1994 and January 1, 1994

Consolidated Statements of Cash Flows - Fiscal Years Ended December 30, 1995, December 31, 1994 and January 1, 1994

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

 10.1F Sixth Amendment to First Building Lease dated April 5, 1993.
       (Incorporated by reference to Exhibit 10.1F to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (file no. 0-15627).)

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

 10.1J Third Amendment to Second Building Lease, dated December 2,
       1992. (Incorporated by reference to Exhibit 10.1L to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (file no. 0-15627).)

 10.1K Fourth Amendment to Second Building Lease, dated April 5, 1993.
       (Incorporated by reference to Exhibit 10.1K to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (file no. 0-15627).)

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

 10.1P Fourth Amendment to Third Building Lease, dated April 5, 1993.
       (Incorporated by reference to Exhibit 10.1P to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (file no. 0-15627).)

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

 10.1U Fourth Amendment to Fourth Building Lease dated April 5, 1993.
       (Incorporated by reference to Exhibit 10.1U to the Company's Annual Report on Form 10-K for fiscal year ended January 1, 1994 (file no. 0-15627).)

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

 10.1cc Seventh Amendment to Fifth Building Lease dated April 5, 1993. (Incorporated by reference to Exhibit 10.1cc to the Company's Annual Report on Form 10-K for fiscal year ended January 1, 1994 (file no. 0-15627).)

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

 10.1mm Fourth Amendment to Lease, dated July 21, 1995 (Charles). (Incorporated by reference to Exhibit 10.1dd to the Company's Annual Report on 10-K for fiscal year ended January 2, 1993 (file no. 0-15627).)

 10.1nn First Amendment to Lease, dated July 21, 1995 (South Platte). (Incorporated by reference to Exhibit 10.1ee to the Company's Annual Report on Form 10-K for fiscal year ended Janaury 2, 1993 (file no. 0-15627).)

 10.1oo Second Amendment to Lease, dated July 21, 1995 (Guadalupe). (Incorporated by reference to Exhibit 10.gg to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (file no. 0-15627).)

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

*10.4    Aircraft Lease Agreement between the Company and B&K
         Transportation, Inc., dated October 1, 1993, as amended November 1, 1993 and December 12, 1994. (Incorporated by reference to Exhibit
         10.4 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1994 (file no. 0-15627).)

* 10.5 Sequent Computer Systems, Inc. Incentive Stock Option Plan and Nonstatutory Stock Option Plan adopted March 20, 1984, as amended. (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File no. 33-33444).)

* 10.6   Sequent Computer Systems, Inc. 1987 Employee Stock Option
         Plan, as amended. (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (file no. 33-33444).)

* 10.7   Sequent Computer Systems, Inc. 1987 Nonstatutory Stock
         Option Plan, as amended. (Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (file no. 33-33444).)

* 10.8   Sequent Computer Systems Inc. Restated Employee Stock
         Purchase Plan. (Incorporated by reference to Appendix A to the Company's Proxy Statement dated March 18, 1993).

* 10.9 Sequent Computer Systems, Inc. 1989 Stock Incentive Plan, as amended. (Incorporated by reference to Appendix A to the Company's Proxy Statement for its 1994 Annual Meeting of
         Shareholders).

  11     Statement regarding computation of earnings per share.

  13 1995 Annual Report to Shareholders (portions not incorporated by reference are not deemed filed).

  21     Subsidiaries.

  23     Consent of Independent Public Accountants.

  24     Powers of Attorney.

  27     Financial Data Schedule.
________________________

  + Confidential treatment for portions of this contract has been previously requested of the Commission.

  * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(a) (3) of this Report.

 (b)     Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the last quarter of fiscal 1995.


                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Sequent Computer Systems, Inc.

Date:  March 26, 1996              By:__________________________________
                                       Robert S. Gregg
                                       Sr. Vice President of Finance
                                       and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1996.

     Signature                                    Title

  KARL C. POWELL, JR.            Chairman and Chief Executive Officer
 (Karl C. Powell, Jr.)           and Director (Principal Executive Officer)

  ROBERT S. GREGG                Sr. Vice President of Finance and Legal
 (Robert S. Gregg)               and Chief Financial Officer
                                 (Principal Accounting and Financial Officer)

  JOHN MCADAM                    Director
 (John McAdam)


  DAVID R. HATHAWAY *
 (David R. Hathaway)             Director

  ROBERT C. MATHIS *
 (Robert C. Mathis)              Director

  MICHAEL S. SCOTT MORTON *
 (Michael S. Scott Morton)       Director

  RICHARD C. PALERMO *
 (Richard C. Palermo)            Director

  ROBERT W. WILMOT *
 (Robert W. Wilmot)              Director


By:  ROBERT S. GREGG  *
     Robert S. Gregg, Attorney-in-fact



                                                                  SCHEDULE V

          SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
                      PROPERTY AND EQUIPMENT (1)
                            (In thousands)



                              Balance at                                                      Balance at
                             Beginning of      Additions                      Other Charges     End of
                                Period          at Cost       Retirements     Add (Deducts)     Period

Year ended Jan. 1, 1994
  Land                       $   5,037         $      0        $      0        $      0       $   5,037
  Operational equipment         75,112           36,471          15,688               0          95,895
  Furniture and equipment       43,195            4,990           1,542               0          46,643
  Leasehold improvements         8,510            2,951             268               0          11,193
                             $ 131,854         $ 44,412        $ 17,498        $      0       $ 158,768

Year ended Dec. 31, 1994
  Land                       $   5,037         $      0        $      0        $      0       $   5,037
  Operational equipment         95,895           38,053          14,413               0         119,535
  Furniture and equipment       46,643           14,875           7,646               0          53,872
  Leasehold improvements        11,193            1,707             559               0          12,341
                             $ 158,768         $ 54,635        $ 22,618        $      0       $ 190,785

Year ended Dec. 30, 1995
  Land                       $   5,037         $      0        $      0        $      0       $   5,037
  Operational equipment        119,535           25,162           9,800               0         134,897
  Furniture and equipment       53,872           14,499           1,361               0          67,010
  Leasehold improvements        12,341            3,711              78               0          15,974
                             $ 190,785         $ 43,372        $ 11,239        $      0       $ 222,918



(1) Depreciation and amortization is provided on a straight-line basis over the estimated life as follows:

     Operational equipment       3 to 5 years
     Furniture and equipment     3 to 5 years
     Leasehold improvements      5 to 10 years

                                                                  SCHEDULE VI

                SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
                   ACCUMULATED DEPRECIATION AND AMORTIZATION
                           OF PROPERTY AND EQUIPMENT
                                (In thousands)



          Additions
                              Balance at     Charged to        Retirements          Other         Balance at
                              Beginning of     Costs and        Charged to         Charges          End of
                                 Period         Expenses       Other Accts.     Add (Deducts)       Period

Year ended Jan. 1, 1994
  Operational equipment       $   32,319      $  18,501         $   9,499          $     0        $  41,321
  Furniture and equipment         21,322          6,777               643                0           27,456
  Leasehold improvements           2,725          1,100               143                0            3,682
                              $   56,366      $  26,378         $  10,285          $     0        $  72,459

Year ended Dec. 31, 1994
  Operational equipment       $   41,321      $  19,370         $   5,060          $     0        $  55,631
  Furniture and equipment         27,456         13,810             5,524                0           35,742
  Leasehold improvements           3,682          1,613                97                0            5,198
                              $   72,459      $  34,793         $  10,681          $     0        $  96,571

Year ended Dec. 30, 1995
  Operational equipment      $    55,631      $  18,183         $   2,339          $     0        $  71,475
  Furniture and equipment         35,742         12,490             2,389                0           45,843
  Leasehold improvements           5,198          2,291                54                0            7,435
                             $    96,571      $  32,964         $   4,782          $     0        $ 124,753



                                                                 SCHEDULE VIII

             SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS
                               (In thousands)



                                               Additions       Additions
                             Balance at       Charged to       Charged to        Write-offs     Balance at
                             Beginning of      Costs and       Other Accts.        Net of         End of
                                Period          Expenses       Describe (1)      Recoveries       Period

Year ended Jan. 1, 1994
  Allowance for doubtful
    accounts                 $   1,836         $    468        $     (10)        $    513       $   1,781
  Accumulated amortization
    capitalized software     $  19,191         $ 11,714        $       0         $  1,993       $  28,912


Year ended Dec. 31, 1994
  Allowance for doubtful
    accounts                 $   1,781         $    898        $       9         $    355        $  2,333
  Accumulated amortization
    capitalized software     $  28,912         $ 12,778        $       0         $      0        $ 41,690


Year ended Dec. 30, 1995
  Allowance for doubtful
    accounts                 $   2,333         $  1,089        $     (18)        $    588        $  2,816
  Accumulated amortization
    capitalized software     $  41,690         $ 16,618        $       0         $      0        $ 58,308


(1)     Foreign currency translation adjustment

                                                                   SCHEDULE IX

               SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
                              SHORT-TERM BORROWINGS
                                (In thousands)



                                                         Maximum         Average       Weighted
                                            Weighted      Amount          Amount       Average
                              Balance at     Average    Outstanding    Outstanding   Interest Rate
                                End of      Interest    During the     During the     During the
                                Period        Rate        Period         Period       Period (1)

Year ended Jan. 1, 1994
  Notes payable to bank     $   32,279        6.0%     $   32,279     $   27,247          6.8%


Year ended Dec. 31, 1994
  Notes payable to bank     $   59,437        5.5%     $   59,437     $   44,772          5.6%


Year ended Dec. 30, 1995
  Notes payable to bank     $   41,146        5.5%     $   61,529     $   47,155          6.3%


(1) The weighted average interest rate during the period is calculated using monthly weighted averages.


                                                                    SCHEDULE X

            SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
               SUPPLEMENTARY INCOME STATEMENT INFORMATION
                             (In thousands)


                                                  Fiscal Year Ended
                                         Dec. 30,      Dec. 31,     Jan. 1,
                                           1995          1994         1994
Depreciation and amortization:
  Depreciation                         $   34,972     $   31,822     $ 27,259
  Capitalized software amortization        16,618         12,778       11,714
  Goodwill amortization                       504            536          517
      Total                            $   52,094     $   45,136     $ 39,490

Royalties                              $   10,141     $    6,374        4,380

Advertising                            $   11,358     $   11,674     $  9,803


                     REPORT OF INDEPENDENT ACCOUNTANTS
                     ON FINANCIAL STATEMENT SCHEDULES



To the Board of Directors of
Sequent Computer Systems, Inc.



Our audits of the consolidated financial statements referred to in our report dated January 24, 1996 appearing on page 49 of the 1995 Annual Report to Shareholders of Sequent Computer Systems, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of Financial Statement Schedules listed in
Item 14(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP

Portland, Oregon
January 24, 1996




              SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                           RESULTS OF OPERATIONS


OVERVIEW

     Total revenue was $540.3 million in 1995 compared to $450.8 million in 1994 and $353.8 million in 1993. The Company recorded net income in 1995 of $35.1 million, compared to $33.1 million in 1994 and a net loss in 1993 of $7.5 million, which included a pretax restructuring charge of $22.3 million. The Company's total revenue for 1995 represents a 20% increase over 1994 and is attributed to strong sales performance primarily in Europe and the Western region of North America. Net earnings increased 6% in 1995 and were adversely impacted by the increase in the Company's effective tax rate to approximately 26% from 15% in 1994.

     The Company's total revenue growth rate of 27% from 1993 to 1994 was primarily attributable to its transition from platform vendor to provider of open systems, architecture and professional services and its success in penetrating larger customer accounts. In addition to the increase in revenue, net earnings in 1994 benefitted from management controls resulting in a slight reduction in selling, general and administrative expenses as a percentage of revenue.

     In 1993, the Company recognized a restructuring charge of $22.3 million related to a shift to open distributed client/server computing solutions, professional service consulting and architecture-led selling, marketing and engineering.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of total revenue:

                                             Fiscal Year Ended
                                 December 30,   December 31,    January 1,
                                     1995          1994           1994
Revenue:
  End-user products                  69.4%          70.6%          72.0%
  OEM products                        3.9            5.1            7.3
  Service and other                  26.7           24.3           20.7
     Total revenue                  100.0          100.0          100.0
Cost of products and service         54.8           53.7           51.8
Gross profit                         45.2           46.3           48.2
Operating expenses:
  Research and development            7.5            7.8            8.2
  Selling, general and admin.        28.7           29.7           34.6
  Restructuring charge                --             --             6.3
      Total operating expenses       36.2           37.5           49.1
Operating income (loss)               9.0            8.8           (0.9)
Interest income (expense), net        0.2           (0.3)          (0.5)
Other income (expense), net          (0.4)           0.1           (0.4)
Income (loss) before provision
  for income taxes                    8.8            8.6           (1.8)
Provision for income taxes            2.3            1.3            0.3
Net income (loss)                     6.5%           7.3%          (2.1)%


REVENUE

     End-user product revenue increased $56.7 million, or 18% from 1994 to 1995 and $63.5 million, or 25% from 1993 to 1994 primarily due to the North American and United Kingdom sales operation's success in penetrating and leveraging large customer accounts. Germany and the Asia-Pacific region also showed significant percentage growth although at lower dollar magnitudes.

     As anticipated, total OEM revenue continued to decline in 1995 compared to 1994 and 1993 due to decreases in revenue from Unisys Corporation. Total OEM revenue in 1995 and 1994 was $20.9 million and $23.1 million, respectively, compared to $25.8 million in 1993.

     During 1995 and 1994, the Company's service and other revenue continued to increase in dollar amount and as a percentage of total revenue primarily due to the growing installed customer base and associated customer service/maintenance contracts, as well as the Company's emphasis on professional services consulting.

     The Company has continued to benefit from its significant investment in developing worldwide sales and distribution channels. International revenue increased as a percentage of total revenue from 48% in 1994 to 55% in 1995, the majority of which is from Europe (particularly the United Kingdom), with the balance coming from Asia-Pacific and Canada. During 1995, international revenue increased $79.1 million, or 36% over 1994. European operations showed continued success with large customer accounts and also professional services.

     During 1994, international revenue increased 40% over 1993 and increased as a percentage of total revenue (from 44% to 48%), primarily due to large customer accounts in the United Kingdom, and a positive currency impact over 1993.

COST OF SALES

                                              Fiscal Year Ended
                                         Dec. 30,  Dec. 31,  Jan. 1,
                                           1995      1994      1994
Cost of products sold as a percentage
  of product revenue                        48%       48%       48%
Cost of service and other as a percentage
  of service and other revenue              75        71        68
Total cost of sales as a percentage
  of total revenue                          55        54        52


     The factors influencing gross margins in a given period include unit volumes (which affect economies of scale), product configuration mix, changes in component and manufacturing costs, product pricing and the mix between product and service revenue.

     Total cost of sales as a percentage of total revenue increased both in 1995 and 1994 compared to 1993 primarily due to product mix with lower margin service increasing as a percentage of total revenue.


RESEARCH AND DEVELOPMENT

      Research and development costs increased 17% in 1995 compared to 1994 and 21% in 1994 compared to 1993. The Company has continued to invest significantly in new product development in addition to ongoing enhancements to existing products. Research and development costs as a percentage of total revenue were approximately 8% for 1995, 1994 and 1993. Management intends to make significant investments during 1996 in order to deliver its next-generation (NUMA-Q) products into the market by the end of 1996. This investment is expected to result in increased research and development costs during 1996.

     Capitalized software amortization was approximately $16.6 million, $12.8 million, and $11.7 million in 1995, 1994 and 1993, respectively. The Company has continued to increase its focus on software design for computing solutions and its next-generation products, resulting in greater investments in software development and products.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative costs increased 16% in 1995 compared to 1994 and 9% in 1994 compared to 1993 primarily due to costs associated with increased revenue levels (including commissions and additional sales-related personnel) and, in 1993, targeted marketing program costs. Selling, general and administrative costs as a percentage of total revenue were 29% in 1995 compared to 30% in 1994 and 35% in 1993. Selling, general and administrative costs as a percentage of total revenue have decreased due to management controls and the impact resulting from obtaining larger orders in large customer accounts. The company is in the process of making substantial investments to strengthen its worldwide sales force and to strategically position itself for the delivery of the NUMA-Q product line beginning in late 1996. As a result, selling, general and administrative expenses are expected to increase both in dollars and as a percentage of revenue in 1996.

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

INTEREST AND OTHER INCOME (EXPENSE)

     Interest expense includes costs related to the Convertible Debentures, foreign currency hedging loans and capital lease obligations. Interest income is primarily generated from restricted deposits held at a foreign bank, short term investments and cash and cash equivalents. Interest income of $5.3 million exceeded interest expense of $4.2 million in 1995. Interest expense of $4.7 million and $3.5 million exceeded interest income of $3.5 million and $1.8 million in 1994 and 1993, respectively.

     Other expense in 1995 of $2.3 million and other income in 1994 of $500,000 includes foreign currency transaction gains and losses and other non-operating charges. Other expense in 1993 of $1.4 million reflects losses in the Company's Japanese joint venture, foreign currency transaction gains and losses and other non-operating charges.

INCOME TAXES

     The Company provided $12.3 million for income taxes in 1995 on a net profit before tax of $47.3 million. The difference between the statutory rate and the effective tax rate is principally due to the utilization of domestic tax attributes carried forward from prior years. These carryforward benefits were fully reserved in prior years. The 1995 effective tax rate of 25.9% compares to effective rates of 14.6% in 1994 and 18.8% in 1993.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's current ratio at December 30, 1995 increased to 2.5:1 from 2.3:1 at December 31, 1994. Cash flow from operations of $51.6 million and $23 million from stock issuance proceeds provided the funds for (i) investments in property and equipment of $38.9 million primarily related to equipment requirements for product development, strategic partnerships support, employee desktop enhancements and new employees and (ii) capitalized software expenditures of $23.4 million related to development of new software products and enhancements to existing software products.

     The Company renegotiated its $50 million line of credit agreement during 1995, increased from $30 million. The line is unsecured and extends through May 30, 1996. The line contains certain financial covenants and prohibits the Company from paying dividends without the lenders' consent. No borrowings were outstanding under the line of credit as of December 30, 1995.

     The Company maintains a short-term borrowing agreement with a foreign bank to cover foreign currency exposures. Maximum borrowings allowed under the foreign bank agreement were $56.2 million, of which $39.6 million was outstanding at December 30, 1995 (based on currency exchange rates on such date).

     The Company maintains a short-term borrowing agreement with a domestic bank as an additional hedging facility to cover certain foreign currency exposures. At December 30, 1995, no borrowings were outstanding under this agreement.

     In addition to the above borrowing agreements, the Company has entered into certain other miscellaneous borrowing arrangements with a foreign bank aggregating $1.5 million as of December 30, 1995.

     Management expects that existing funds, funds generated from operations and the bank line of credit will provide adequate resources to meet the Company's anticipated cash requirements during 1996 resulting from its operations and planned investments in its sales force and NUMA-Q product technology.

FORWARD-LOOKING STATEMENTS

     The Chairman's Letter and Management's Discussion and Analysis of Financial Conditions and Results of operations contain information regarding management's revenue growth and earnings expectations, planned expenditure levels and comments relating to technology development and resulting release of future products. These statements are forward-looking statements that involve a number of risks and uncertainties. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: business conditions and growth in the electronics industry and general economies, both domestic and international; lower than expected customer orders, delays in receipt of orders or cancellation of orders; competitive factors, including increased competition, new product offerings by competitors and price pressures; the availability of third party parts and supplies at reasonable prices; changes in product mix and the mix between product and service revenue; significant quarterly performance fluctuations due to the receipt of a significant portion of customer orders and product shipments in the last month of each quarter; and product shipment interruptions due to manufacturing problems.

             SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share amounts)


                                              Fiscal Year Ended
                                       Dec. 30,     Dec. 31,      Jan. 1,
                                         1995         1994          1994

Revenue:
  Product                             $ 395,941     $ 341,504     $ 280,579
  Service and other                     144,404       109,319        73,227
    Total revenue                       540,345       450,823       353,806

Costs and expenses:
  Cost of products sold                 188,232       164,991       133,294
  Cost of service and other revenue     107,721        77,238        49,988
  Research and development               40,923        35,047        28,944
  Selling, general and admin.           154,950       134,070       122,537
  Restructuring charge                    ---           ---          22,307
    Total costs and expenses            491,826       411,346       357,070

Operating income (loss)                  48,519        39,477        (3,264)
Interest income                           5,340         3,515         1,819
Interest expense                         (4,207)       (4,687)       (3,474)
Other income (expense), net              (2,325)          495        (1,412)

Income (loss) before provision
  for income taxes                       47,327        38,800        (6,331)
Provision for income taxes               12,254         5,666         1,193

Net income (loss)                     $  35,073      $ 33,134     $  (7,524)
Net income (loss) per share           $    1.04      $   1.03     $    (.26)
Weighted average number of common
  and common equivalent shares
  outstanding                            33,665        32,028        29,335

The accompanying notes to consolidated financial statements are an integral part of these statements.


            SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                (In thousands, except per share amounts)


                                             Dec. 30, 1995     Dec. 31, 1994
ASSETS
Current assets:
  Cash and cash equivalents                   $   61,939       $   46,291
  Restricted deposits                             39,642           59,437
  Receivables, net                               178,322          133,571
  Inventories                                     60,853           48,698
  Prepaid royalties and other                     13,464           12,812
    Total current assets                         354,220          300,809
Property and equipment, net                       98,165           94,214
Capitalized software costs, net                   45,381           38,555
Intangible assets and other, net                   6,157            2,399
    Total assets                              $  503,923      $   435,977

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                               $   41,146      $    59,437
  Accounts payable and other                      60,095           46,744
  Accrued payroll                                 11,723           11,794
  Unearned revenue                                21,466            9,716
  Income taxes payable                             4,981            3,850
  Current obligations under capital
   leases and debt                                    60              800
    Total current liabilities                 $  139,471      $   132,341

Other accrued expenses                             2,158            2,100
Long-term obligations under
  capital leases and debt                          9,106           10,341
    Total liabilities                            150,735          144,782

Commitments and contingencies (Note 6)

Shareholders' equity:
  Preferred stock, $.01 par value,
   5,000 shares authorized,
   none outstanding                                --               --
  Common stock, $.01 par value, 100,000
   shares authorized, 33,221 and 31,360
   shares outstanding                               332              314
  Paid-in capital                               302,186          278,145
  Retained earnings                              52,945           17,872
  Foreign currency translation adjustment        (2,275)          (5,136)

    Total shareholders' equity                  353,188          291,195
    Total liabilities and
     shareholders' equity                    $  503,923       $  435,977


The accompanying notes to consolidated financial statements are an integral part of these statements.


           SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (In thousands)



                                                                                          Retained        Foreign
                                                                                          earnings        currency
                               Preferred Stock           Common Stock         Paid-in   (accumulated     translation
                              Shares      Amount      Shares      Amount      capital      deficit)       adjustment       Total

Balance, January 2, 1993      1,500       $  15       22,450     $  225     $ 186,027     $  (7,738)      $ (6,027)     $ 172,502

Common shares issued,
  net of repurchases            -            -         4,795         47        79,883           -              -           79,930
Conversion of preferred
  stock                      (1,500)        (15)       3,000         30           -             -              -               15
Net loss                        -            -           -            -           -          (7,524)           -           (7,524)
Foreign currency
  translation adjustment        -            -           -            -           -             -           (1,435)        (1,435)
Balance, January 1, 1994        -            -        30,245        302       265,910       (15,262)        (7,462)       243,488

Common shares issued            -            -         1,115         12        12,235           -              -           12,247
Net income                      -            -           -            -           -          33,134            -           33,134
Foreign currency translation
  adjustment                    -            -           -            -           -             -            2,326          2,326
Balance, December 31, 1994      -            -        31,360        314       278,145        17,872         (5,136)       291,195


Common shares issued            -            -         1,798         18        18,298           -              -           18,316
Tax benefit of option exercises -            -           -            -         4,743           -              -            4,743
Conversion of debentures        -            -            63          -         1,000           -              -            1,000
Net income                      -            -           -            -           -          35,073            -           35,073
Foreign currency translation
  adjustment                    -            -           -            -           -             -            2,861          2,861
Balance, December 30, 1995      -        $   -        33,221      $ 332     $ 302,186     $  52,945       $ (2,275)     $ 353,188


The accompanying notes to consolidated financial statements are an integral part of these statements.


              SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)

                                                          Fiscal Year Ended
                                             Dec. 30, 1995   Dec. 31, 1994   Jan. 1, 1994

Cash flow from operating activities:
  Net income (loss)                            $   35,073     $   33,134     $  (7,524)
  Reconciliation of net income (loss)
    to net cash and cash equivalents provided
    by operating activities-
      Depreciation and amortization                52,094         44,600        39,490
      Restructuring charge not affecting cash        --             --          14,286
  Changes in assets and liabilities-
      Receivables, net                            (44,751)       (18,010)      (32,055)
      Inventories                                 (12,155)        (2,833)      (18,208)
      Prepaid royalties and other                    (652)          (403)       (3,033)
      Accounts payable and other                   13,351        (17,072)       32,714
      Accrued payroll                                 (71)           891           339
      Unearned revenue                             11,750          2,593         2,025
      Income taxes payable                          1,131          2,835          (226)
      Other accrued expenses                       (4,204)           314           267
    Net cash provided by
      operating activities                         51,566         46,049        28,075

Cash flow from investing activities:
  Restricted deposits                              19,795        (27,158)       (2,283)
  Investments                                        --            5,000        (5,000)
  Purchases of property and equipment, net        (38,923)       (40,256)      (40,032)
  Capitalized software costs                      (23,444)       (19,116)      (21,012)
  Foreign currency translation adjustment           2,861          2,326        (1,435)
  Other, net                                         --              399           454
    Net cash used for investing activities        (39,711)       (78,805)      (69,308)

Cash flow from financing activities:
  Notes payable, net                              (18,291)        27,158         3,634
  Payments under capital lease obligations           (719)        (3,293)       (2,635)
  Long-term debt payments, net                       (256)           (51)       (1,190)
  Stock issuance proceeds, net                     23,059          12,247       70,045
    Net cash provided by financing activities       3,793          36,061       69,854

Net increase in cash and cash equivalents          15,648           3,305       28,621
Cash and cash equivalents at beginning
  of period                                        46,291          42,986       14,365
Cash and cash equivalents at end of period     $   61,939      $   46,291    $  42,986


The accompanying notes to consolidated financial statements are an integral part of these statements.


               SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Sequent Computer Systems, Inc. and subsidiaries ("Sequent" or the "Company") was incorporated in January 1983 and was in the development stage until product shipments began in December 1984. Sequent is a provider of large open systems and client/server solutions for large organizations spanning diverse industries. Sequent develops, manufactures and sells symmetric multiprocessing (SMP) systems that support large-scale on-line transaction processing (OLTP), decision support (DSS) and Internet-based business communications applications. Sequent's project-oriented offerings include consulting and professional services to link companies' current and future IT investments to their business strategy. The Company partners with other systems vendors to deliver complete solutions to its customers.

     Principles of Consolidation.   The Company's fiscal year is based on a
52-53 week year ending the Saturday closest to December 31. The consolidated financial statements of the Company include accounts of Sequent Computer Systems, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and profits have been eliminated.

     The financial statements and transactions of the Company's foreign subsidiaries are maintained in their functional currencies and translated into U.S. dollars for purposes of consolidation. Translation adjustments are accumulated as a separate component of shareholders' equity. Gains and losses resulting from transactions denominated in a currency other than an entity's functional currency are included in other income (expense) in the consolidated statements of operations. During 1995 and 1993 the Company realized a net pretax loss of $0.8 million and $0.2 million, respectively, resulting from such transactions. During 1994 the Company realized a net pretax gain of $1.1 million as a result of positive impact of changes in exchange rates, primarily in the United Kingdom.

     Revenue Recognition and Receivables. Revenue from product sales is generally recognized upon shipment; however, depending upon contract terms, revenue recognition may be deferred until customer acceptance or clarification of funding. Revenue is recognized as earned on the straight-line basis over the term of customer service/maintenance contracts, and on the percentage-of-completion basis for professional service contracts.

     Receivables are shown net of allowance for doubtful accounts of $2.8 million at December 30, 1995 and $2.3 million at December 31, 1994.

     In July 1994, the Company entered into a two year agreement with a group of banks to sell, without recourse, undivided ownership interests in a revolving pool consisting of substantially all of the Company's domestic accounts receivable for a maximum of $20 million. At December 30, 1995 and December 31, 1994, accounts receivable in the accompanying consolidated balance sheets is net of $14 million and $8 million, respectively, received by the Company under this agreement.

     The Company had no single customer that represented greater than 10% of total revenue in 1995, 1994 and 1993.

     Inventories. Inventories are stated at the lower of cost or market. Costs are determined using the first-in, first-out (FIFO) method and include material, labor and manufacturing overhead.

     Prepaid Royalties. The Company has entered into agreements with various vendors which provide for prepayment of future royalties based on sales of certain software. Prepaid royalties were $3.6 million at December 30, 1995 and $4.2 million at December 31, 1994, and are stated at the lower of cost or net realizable value. Such prepaid amounts are realized by receipt of reverse royalties from the vendors based upon software sales by the vendor, and by charging cost of products sold for certain software sales by the Company.

     Property and Equipment. Property and equipment are stated at cost and depreciated over their estimated useful lives, ranging from three to five years, on the straight-line method. Leasehold improvements and equipment held under capital leases are amortized on the straight-line basis over the shorter of the asset life or lease term. Maintenance and repairs are expensed as incurred.

     Research and Development. Software development costs for certain projects are capitalized from the time technological feasibility is established to the time the resulting software product is first shipped. Capitalized software costs are stated at the lower of cost or net realizable value and are shown net of accumulated amortization of $58.3 million at December 30, 1995 and $41.7 million at December 31, 1994. Amortization, generally based on a three-year straight-line basis, was $16.6 million in 1995, $12.8 million in 1994 and $11.7 million in 1993. All other research and development costs are expensed as incurred.

     Income Taxes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes".

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

     Total cash expenditures for income taxes were $5.3 million, $2.3 million and $.8 million during 1995, 1994 and 1993, respectively. Interest paid does not differ materially from interest expense.

     Non-cash investing and financing activities include the following: 1995 - $1 million of Convertible Debentures were converted into 63,000 shares of common stock. 1993 - In connection with the equity offering, all outstanding shares of preferred stock were converted into 3 million shares of common stock and $9.9 million of the Convertible Debentures were converted into 626,000 shares of common stock.

     Management Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     New Accounting Pronouncements. In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets...". SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. SFAS 121 is effective for fiscal years beginning after December 15, 1995. The adoption of SFAS 121 is not expected to have a material impact on the Company's financial position or results of operations.

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 allows companies to choose whether to account for stock-based compensation on a fair value method or to continue to account for stock-based compensation under the current intrinsic value method as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company plans to adopt SFAS 123 during 1996 and to continue to follow the provisions of APB Opinion No.
25. Accordingly, management of the Company believes that the impact of adoption will not have a significant effect on the Company's financial position or results of operations.


2.  INVENTORIES
       (in thousands)
                                    December 30,     December 31,
                                       1995               1994

     Raw materials                  $   9,385         $   5,377
     Work-in-progress                   1,736             2,065
     Finished goods                    49,732            41,256

                                    $  60,853         $  48,698

     Finished goods inventory includes evaluation systems aggregating
$15.7 million and $10.4 million as of December 30, 1995 and December 31, 1994, respectively. Such systems are located at potential customer sites for demonstration and garner of sales.

3.  PROPERTY AND EQUIPMENT
       (in thousands)
                                    December 30,     December 31,
                                       1995               1994

     Land                           $   5,037         $   5,037
     Operational equipment            134,897           119,535
     Furniture and office equipment    67,010            53,872
     Leasehold improvements            15,974            12,341
                                      222,918           190,785
     Less accumulated depreciation
        and amortization             (124,753)          (96,571)
                                   $   98,165         $  94,214

     Depreciation and amortization charged to expense totaled $35.0 million in 1995, $31.8 million in 1994 and $27.3 million in 1993.

4.       NOTES PAYABLE

     The Company has an unsecured line of credit agreement with a group of banks which provides short-term borrowings up to $50 million (increased in the second quarter of 1995 from $30 million). The line of credit agreement contains financial covenants, including covenants relating to net worth, ratio of liabilities to net worth and limitations on net operating losses, and prohibits the Company from paying dividends without the group of banks' consent. The line of credit agreement extends through May 30, 1996. At December 30, 1995 and December 31, 1994 there were no borrowings outstanding under this line of credit agreement.

     The Company has a short-term borrowing agreement with a foreign bank as a hedge to cover certain foreign currency exposures. Borrowings under the agreement are denominated in various foreign currencies. Proceeds from the borrowings are converted into U.S. dollars and placed in a term deposit account with the foreign bank. The deposits, which are classified as restricted deposits in the accompanying consolidated balance sheets, are pledged to the foreign bank so long as borrowings under the agreement are outstanding. During July 1995, the Company re-negotiated the agreement and extended it through July 1996. The foreign bank, without cause, can terminate the agreement at any time. At December 30, 1995, maximum borrowings allowed under the agreement were $56.2 million. Amounts outstanding were $39.6 million and $49 million at December 30, 1995 and December 31, 1994, respectively. The maximum borrowing limit is denominated in specified foreign currencies and fluctuates with the change in foreign exchange rates. The average interest rate on these borrowings at December 30, 1995 was 6.4%.

     In July 1994, the Company entered into an agreement with a domestic bank for an additional hedging facility to cover certain foreign currency exposures. Borrowings under this agreement are denominated in foreign currencies. Proceeds from the borrowings are converted into U.S. dollars and placed in a term deposit account. The deposits are classified as restricted deposits in the accompanying consolidated balance sheets and are pledged to the bank so long as borrowings under the agreement are outstanding. The agreement is for a maximum of $10 million, excluding foreign currency gain or loss fluctuations, and expires May 30, 1996. At December 30, 1995, there were no borrowings outstanding under this agreement. At December 31, 1994, borrowings of $10.4 million, after translation, were outstanding under this agreement. The interest rate on these borrowings was 6% at December 31, 1994.

     In addition to the above borrowing agreements, the Company has entered into certain other miscellaneous borrowing arrangements with a foreign bank aggregating $1.5 million as of December 30, 1995. The interest rate on these borrowings was 1.7% at December 30, 1995.

5.       OBLIGATIONS UNDER CAPITAL LEASES AND LONG-TERM DEBT

     In April 1992, the Company issued $20 million of 7.5% Convertible Subordinated Debentures ("Convertible Debentures" or "Debentures") due March 31, 2000. In conjunction with the Company's equity offering in 1993 (see Shareholders' Equity footnote), $9.9 million of the Debentures were converted into 626,000 shares of common stock and are no longer classified as long-term debt. The Convertible Debentures are convertible into the Company's common stock at the option of the holders at an initial conversion price of $15.81 per share. Under this provision, in August 1995, an additional $1.0 million of the debentures were converted into 63,000 shares of common stock, further reducing long-term debt. Beginning on June 30, 1997, the Company is required to make quarterly principal payments of $1.7 million through 1998 to retire the outstanding Debentures. The balance outstanding on the Debentures was $9.1 million and $10.1 million at December 30, 1995 and December 31, 1994, respectively. The Convertible Debentures are callable at the option of the Company after five years (in certain circumstances, after three years). The Debentures contain certain financial covenants, including restrictions on additional debt, minimum net worth levels and a prohibition on the payment of dividends.

     Sequent leases certain equipment under five-year capital leases. These lease terms require maintenance of certain financial ratios and generally include a fair market value purchase option at the end of the lease. The cost of equipment under capital leases was $.4 million and $4.1 million at the end of 1995 and 1994, respectively. Accumulated amortization was $.3 million and $3.8 million, respectively. These leased assets are pledged as security for capital lease obligations.

     Included in the above are capital leases arising from sale-leaseback transactions whereby the Company has sold certain equipment to leasing companies and then leased back the same equipment under capital leases. Such transactions have resulted in gains which have been deferred. The Company amortizes these gains over terms of the respective leases. Total deferred gains at December 30, 1995 and December 31, 1994 were $0 and $122,000, respectively. The short-term portion of these gains is reflected in the balance sheets as accounts payable and other, while the long-term portion is included in other accrued expenses.

     Aggregate payments due on obligations under capital leases and debt subsequent to 1995 are: 1996 - $.1 million, 1997 - $5.0 million, and 1998 - $4.1 million.


6.     OPERATING LEASE COMMITMENTS

     Sequent is committed under operating leases for office space and manufacturing facilities. Future minimum lease payments are as follows:

     (In thousands)
                1996                   $  14,565
                1997                      12,119
                1998                      11,113
                1999                       9,812
                2000                       8,515
                2001 and thereafter     $ 15,746

     Rent expense for operating leases was $14.9 million, $15.1 million and $14.7 million in 1995, 1994 and 1993, respectively.


7.     INCOME TAXES

     Pre-tax income (loss) from continuing operations for the last three fiscal years was taxed under the following jurisdictions:
     (in thousands)

                       Fiscal         Fiscal       Fiscal
                        1995           1994          1993

     Domestic       $   29,556     $   27,332      $ (3,989)
     Foreign            17,771         11,468        (2,342)
        Total       $   47,327     $   38,800      $ (6,331)

          The provision (benefit) for income taxes was as follows:

                          Fiscal         Fiscal        Fiscal
                           1995           1994          1993

     Current:
          Federal        $  5,890      $  1,420      $   611
          Foreign           5,435         3,769          697
          State               355            96           --
                           11,680         5,285        1,308
     Deferred:
          Federal             --            --            --
          Foreign             574           381         (115)
          State               --            --            --
                              574           381         (115)
     Total provision     $ 12,254      $  5,666      $ 1,193



     Deferred tax liabilities (assets) are comprised of the following components:

          (in thousands)
                                            Dec. 30,        Dec. 31,
                                              1995            1994

     Research and development             $  17,534       $  14,830
     Depreciation                              (798)           (112)
     Other                                    2,929           1,408
     Gross deferred tax liabilities          19,665          16,126

     Net operating loss carryforwards:
       Domestic                             (21,677)        (26,416)
       Foreign                               (8,733)         (9,051)
     Credit carryforwards                   (10,720)         (5,873)
     Expenses not currently deductible       (7,586)         (4,735)
     Revenue currently taxable                 (945)           (746)
     Inventory basis differences             (1,337)         (1,563)
     Restructuring costs                       (188)           (786)
     Gross deferred tax assets              (51,186)        (49,170)
     Deferred tax asset valuation allowance  31,542          32,999
     Net deferred tax liability (asset)     $    21       $     (45)

The provision for income taxes differs from the amount of income taxes determined by applying the U.S. statutory federal tax rate to income (loss) from continuing operations due to the following:

                                             Fiscal    Fiscal     Fiscal
                                              1995      1994       1993

     Statutory federal tax rate               35.0%     35.0%      (34.0)%
     State taxes, net of federal benefit       4.2       4.2        (4.3)
     Tax provision (benefit) from Foreign
          Sales Corporation                   (1.6)     (3.9)        9.6
     Tax provision on foreign earnings        (2.1)     (0.1)        9.2
     Tax effect of fully reserving
          changes in net deferred tax asset     --        --        38.3
     Realized benefit from net
          operating losses                    (9.6)    (20.9)        --
     Other, net                                          0.3         --
                                              25.9%     14.6%       18.8%

     The deferred tax asset valuation allowance in fiscal years 1993-1995 is attributed to U.S. federal and state deferred tax assets. Management believes sufficient uncertainty exists with regard to the realizability of such assets that a valuation allowance of $31.5 million has been provided at December 30, 1995. When and if these reserved deferred tax assets are ultimately realized, $16.0 million will reduce the Company's federal and state tax provision and $15.5 million will be credited to paid-in capital (related to stock option deductions).

     In accordance with FAS 109, the valuation allowance is allocated pro-rata to federal and state current and non-current deferred tax assets. Net deferred tax liability at December 30, 1995 reflects foreign liabilities of $578,000 offset by $557,000 of U.S. assets. The net deferred tax asset at December 31, 1994 related to foreign operations.

     The Company has accumulated unused research and development credits of $3.9 million for income tax purposes. These credits expire from 1998-2005. The Company also has Alternative Minimum Tax Credits (AMT) which may be carried forward indefinitely and certain state tax credits which expire from 1996-2000.

     The Company may realize tax benefits as a result of the exercise of certain employee stock options. For financial reporting purposes, any reduction in income tax obligations as a result of these tax benefits is credited to paid-in capital. During 1995, $4.7 million of benefits were credited to paid-in capital with a related reduction in current taxes payable. No benefits were recognized in 1994 or 1993.

     An income tax provision has not been recorded for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries as the undistributed earnings have been and will continue to be reinvested.

8.     RESTRUCTURING CHARGES

     During 1993, the Company provided for restructuring charges of $22.3 million in connection with management's decision to realign resources to provide open distributed client/server computing solutions, professional service consulting and architecture-led selling, marketing and engineering strategies. These restructuring steps included a reduction in the Company's workforce of approximately 5%. The realignment of resources is progressing according to plan. The $.5 million remaining accrual is primarily related to obligations associated with closed facility leases and future extended employee benefit costs. Management expects that the remaining accrual is adequate and will be fully utilized according to the realignment plan.

9.     SHAREHOLDERS' EQUITY

     Common and Preferred Stock. In February 1993, the Company sold 3 million shares of common stock in an equity offering. Net proceeds to the Company, after deducting the underwriting discount and offering expenses, were approximately $60 million. In connection with such offering, all outstanding shares of preferred stock were converted into 3 million shares of common stock and $9.9 million of the Debentures were converted into 626,000 shares of common stock. In 1995, an additional $1.0 million of the Debentures were converted into 63,000 shares of common stock.

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

     The following table summarizes the stock option transactions:
     (In thousands, except per share)
                                    Shares Under
                                       Option          Price Range

     Balance at January 2, 1993         4,564        $1.20  -  $22.31
          Options granted                 968       $10.31  -  $21.13
          Options cancelled              (454)       $5.05  -  $20.63
          Options exercised              (609)       $1.20  -  $15.41
     Balance at January 1, 1994         4,469        $1.20  -  $22.31
          Options granted               1,214       $10.47  -  $19.63
          Options cancelled              (603)       $6.32  -  $20.50
          Options exercised              (648)       $1.20  -  $17.85
     Balance at December 31, 1994       4,432        $1.20  -  $22.31
          Option granted                2,328       $12.22  -  $24.38
          Options cancelled              (636)       $6.80  -  $24.38
          Options exercised            (1,056)       $1.20  -  $19.23
     Balance at December 30, 1995       5,068        $1.20  -  $24.38

     Exercisable at December 30, 1995   1,276        $1.20  -  $22.31

     Available for grant at
      December 30, 1995                   544

          Employee Stock Purchase Plan. In September 1987, Sequent established an Employee Stock Purchase Plan. Under the plan, Sequent is authorized to grant rights to purchase up to 4,150,000 shares of common stock in a series of eighteen-month offerings. At December 30, 1995, there were 957,000 shares available for future purchase. Substantially all employees are eligible to receive rights under the plan. The purchase price is the lesser of 85% of the fair market value of the common stock on the date of plan enrollment or on the date of purchase. During 1995, 1994 and 1993, Sequent issued 576,000, 467,000 and 535,000 shares under the plan, respectively.

10.     GEOGRAPHIC SEGMENT INFORMATION

     Information about the Company's foreign operations and export sales is provided in the table below. Foreign revenue is that which is produced by identifiable assets located in foreign countries while export revenue is that which is generated by identifiable assets located in the United States.

     (in thousands)

                                     Fiscal         Fiscal        Fiscal
                                      1995           1994          1993
     Revenue:
          United States           $  244,029     $  233,246    $  197,724
          Foreign:
               Europe                242,133        177,320       127,595
               Other                  32,784         24,624        19,953
          Export:
               Europe                   --             --            --
               Other                  21,399         15,633         8,534
                                  $  540,345     $  450,823     $ 353,806
     Operating income (loss):
          United States           $   27,184     $   27,773     $     304
          Foreign:
               Europe                 18,290          9,444        (4,249)
               Other                   3,045          2,260           681
                                  $   48,519     $   39,477     $  (3,264)
     Identifiable assets:
          United States           $  367,196     $  321,857     $ 308,651
          Foreign:
               Europe                123,614        105,232        61,963
               Other                  13,113          8,888         4,810
                                  $  503,923     $  435,977     $ 375,424

     Intercompany sales between geographic areas, primarily from the United States to Europe, were $131.0 million during 1995, $111.1 million during 1994 and $81.6 million during 1993.

11.     FOREIGN CURRENCY EXPOSURE

     A substantial portion of the Company's business is conducted overseas through its foreign subsidiaries, primarily in Europe. This exposes the Company to risks associated with foreign currency rate fluctuations which can impact the Company's revenue and net income. To mitigate this risk the Company enters into foreign currency transactions with foreign and domestic banks on a continuing basis in amounts and timing consistent with the underlying currency exposure so that gains and losses on these transactions offset gains and losses on the underlying exposure. The Company does not engage in any speculative trading activity. See related discussion in Note 4.



12.     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments.

     Cash and cash equivalents, restricted deposits, investments, receivables, notes payable, accounts payable and other and current obligations under capital leases and debt are reflected in the consolidated financial statements at fair value because of the short-term maturity of these instruments.

     The fair value of long-term obligations under capital leases was estimated by discounting the future cash flows using market interest rates and does not differ significantly from the amount reflected in the consolidated financial statements.

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

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Sequent Computer Systems, Inc.


     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Sequent Computer Systems, Inc. and its subsidiaries at December 30, 1995 and December 31, 1994, and the results of their operations and their cash flows for each of the years ended December 30, 1995, December 31, 1994 and January 1, 1994 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Portland, Oregon
January 24, 1996


                 QUARTERLY FINANCIAL DATA (unaudited)
                (In thousands, except per share amounts)


                      Total          Gross         Net       Earnings
                      Revenue        Profit       Income     Per Share
Fiscal 1995
   First quarter     $ 116,099     $  52,689     $  5,953    $   .18
   Second quarter      139,207        65,082       11,010        .33
   Third quarter       133,215        59,565        7,441        .22
   Fourth quarter      151,824        67,056       10,668        .31
     Year           $  540,345     $ 244,392     $ 35,073*   $  1.04

Fiscal 1994
   First quarter    $   93,871     $  45,017     $  4,720    $   .15
   Second quarter      108,797        48,579        7,155        .23
   Third quarter       121,247        54,321        8,874        .28
   Fourth quarter      126,908        60,677       12,385        .38
     Year           $  450,823     $ 208,594     $ 33,134    $  1.03*


     *The sum of quarterly earnings per share does not equal annual earnings per share as a result of the computation of quarterly versus annual average shares outstanding. The sum of quarterly net income does not equal annual net income due to rounding.

MARKET INFORMATION (unaudited)

     Sequent's Common Stock has been traded on the NASDAQ National Market System since April 1987 under the symbol SQNT. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for the common stock as reported on the NASDAQ National Market System.

                                High            Low
1995:
     First quarter            $  20.63       $  15.56
     Second quarter           $  18.63       $  14.44
     Third quarter            $  25.25       $  17.88
     Fourth quarter           $  19.50       $  14.38

1994:
     First quarter            $  16.13       $  12.88
     Second quarter           $  15.25       $  11.25
     Third quarter            $  18.00       $  12.00
     Fourth quarter           $  20.38       $  16.75

     At December 30, 1995, there were approximately 1.1 thousand shareholders of record of the Company's common stock and 33.2 million shares outstanding. The Company has never paid cash dividends on its common stock. The Company intends to retain earnings for use in its business and, therefore, does not anticipate paying cash dividends in the foreseeable future. In addition, the Company's bank line of credit agreement and the agreements relating to the Company's Convertible Debentures prohibit payment of dividends without the lenders' consent.