Form 10-Q
period 1996-03-30
SEQUENT COMPUTER SYSTEMS INC /OR/
filed 1996-05-14
CIK 811716

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 30, 1996 or
(   )     Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from __________ to
__________.

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


33,464,317 common shares were issued and outstanding as of May 3, 1996.



                    SEQUENT COMPUTER SYSTEMS, INC.

                    PART I. FINANCIAL INFORMATION


                                                                Page No.
Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets - March 30, 1996
          and December 30, 1995                                    3

          Consolidated Statements of Operations -
          Three months ended March 30, 1996 and
          April 1, 1995                                            4

          Consolidated Statements of Changes In
          Shareholders' Equity - January 1, 1994
          through March 30, 1996                                   5

          Consolidated Statements of Cash Flows -
          Three months ended March 30, 1996 and April 1, 1995      6

          Notes to Consolidated Financial Statements               7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations           10


                      PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibit 11 - Statement regarding computation of earnings per share.

     (b) No reports on Form 8-K were filed by the Company during the fiscal quarter ended March 30, 1996.


SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - Unaudited
(in thousands, except per share amounts)


                                       Mar. 30, 1996     Dec. 30, 1995

ASSETS
Current assets:
  Cash and cash equivalents              $   68,083       $   61,939
  Restricted deposits                        37,684           39,642
  Receivables, net                          144,431          178,322
  Inventories                                76,012           60,853
  Prepaid royalties and other                17,568           13,464
    Total current assets                    343,778          354,220

Property and equipment, net                 105,647           98,165
Capitalized software costs, net              48,107           45,381
Intangible assets and other, net              6,166            6,157
    Total assets                        $   503,698      $   503,923

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                         $    37,964      $    41,146
  Accounts payable and other                 54,676           60,095
  Accrued payroll                            13,916           11,723
  Unearned revenue                           25,127           21,466
  Income taxes payable                        4,867            4,981
  Current obligations under capital
   leases and debt                               72               60
    Total current liabilities               136,622          139,471

Other accrued expenses                        2,630            2,158
Long-term obligations under capital
 leases and debt                              9,337            9,106
    Total liabilities                       148,589          150,735

Shareholders' equity:
  Preferred stock, $.01 par,
   none outstanding                            --               --
  Common stock, $.01 par,
   33,454 and 33,221 shares outstanding         335             332
  Paid-in capital                           304,700         302,186
  Retained earnings                          53,543          52,945
  Foreign currency translation adjustment    (3,469)         (2,275)
    Total shareholders' equity              355,109         353,188
    Total liabilities and
     shareholders' equity               $   503,698     $   503,923


See notes to consolidated financial statements.


SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited
(in thousands, except per share amounts)



                                                 Three Months Ended
                                           Mar. 30, 1996    Apr. 1, 1995

Revenue:
  Product revenue                          $    81,109     $    81,981
  Service revenue                               39,636          34,118
    Total revenue                              120,745         116,099

Costs and expenses:
  Cost of products sold                         38,653          38,930
  Cost of service revenue                       30,611          24,480
  Research and development                      12,262           9,416
  Selling, general and admin.                   38,245          34,107

    Total  costs and expenses                  119,771         106,933

Operating income                                   974           9,166

Interest, net                                      213              73
Other, net                                        (363)           (730)

Income before provision for income taxes           824           8,509
Provision for income taxes                         226           2,556
Net income                                   $     598      $    5,953

Net income per share                         $    0.02      $     0.18

Weighted average number of common
  and common equivalent shares
  outstanding                                   33,616          33,082



See notes to consolidated financial statements.


SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - Unaudited
(in thousands)


                                                                                                          Foreign
                                                                                         Retained        Currency
                              Preferred Stock       Common Stock          Paid-in        Earnings         Trans-
                              Shares    Amount   Shares       Amount      Capital        (Deficit)        lation        Total

Balance, January 1, 1994        --     $  --     30,245     $   302     $  265,910     $  (15,262)     $  (7,462)     $ 243,488

Common shares issued            --        --      1,115          12         12,235           --           12,247

Net income                      --        --       --            --            --          33,134            --          33,134

Foreign currency
  translation adjustment        --        --       --            --            --            --            2,326          2,326
Balance, December 31, 1994      --     $  --     31,360     $   314     $  278,145     $   17,872      $  (5,136)     $ 291,195

Common shares issued            --        --      1,798          18         18,298           --                          18,316

Tax benefit of option exercises --        --       --            --          4,743           --              --           4,743

Conversion of debentures        --        --        63           --          1,000           --              --           1,000

Net income                      --        --       --            --            --          35,073            --          35,073

Foreign currency
  translation adjustment        --        --       --            --            --            --            2,861          2,861
Balance, Dec. 30, 1995          --     $  --     33,221     $   332     $  302,186     $   52,945      $  (2,275)     $ 353,188

Common shares issued            --        --        233           3          2,468                                        2,471

Tax benefit of option exercises --        --        --           --             46           --              --              46

Net income                      --        --        --           --            --             598            --             598

Foreign currency
  translation adjustment        --        --        --           --            --            --           (1,194)        (1,194)
Balance, March 30, 1996         --        --     33,454     $   335     $  304,700     $   53,543      $  (3,469)     $ 355,109


See notes to consolidated financial statements.


SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
(in thousands)

                                                             Three Months Ended
                                                       Mar. 30, 1996     Apr. 1, 1995
Operating activities:
  Net income                                             $      598      $    5,953
  Reconciliation of net income to net cash
    provided by operating activities -
      Depreciation and amortization                          14,641          12,434
      Changes in assets and liabilities -
        Receivables, net                                     33,891          16,053
        Inventories                                         (15,159)         (4,834)
        Prepaid expenses                                     (4,104)         (3,947)
        Accounts payable and other                           (5,419)         (2,353)
        Accrued payroll                                       2,193          (4,112)
        Unearned revenue                                      3,660           3,048
        Income taxes payable                                   (113)          1,494
        Deferred income taxes                                     7             892
        Other, net                                              405            (497)
          Net cash provided by operating activities          30,600          24,131

Investing activities:
  Restricted deposits                                         1,957          (2,092)
  Purchases of property and equipment, net                  (17,220)        (13,818)
  Capitalized software costs                                 (7,531)         (5,646)
  Foreign currency translation                               (1,194)          2,693
          Net cash used for investing activities            (23,988)        (18,863)

Financing activities:
  Notes payable, net                                         (3,182)          2,092
  Proceeds (payments) under capital lease obligations           244            (432)
  Long-term debt, net                                            --             505
     Stock issuance proceeds, net                             2,470           4,508
          Net cash (used) provided by financing activities     (468)          6,673

Net increase in cash and cash equivalents                     6,144          11,941
Cash and cash equivalents at beginning of period             61,939          46,291

Cash and cash equivalents at end of period              $    68,083      $   58,232


See notes to consolidated financial statements.


             SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 30, 1996

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report and Form 10-K for the fiscal year ended December 30, 1995.

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

Accounts Receivable

At March 30, 1996, accounts receivable in the accompanying consolidated balance sheet is net of $11.4 million received by the Company under its two year agreement to sell its domestic accounts receivables.

Inventories

Inventories consist of the following:
(in thousands)
                          Mar. 30,        Dec. 30,
                            1996            1995

Raw Materials         $     16,969     $     9,385
Work in Process              2,222           1,736
Finished Goods              56,821          49,732
                      $     76,012     $    60,853

Property and Equipment

Property and equipment consist of the following:
(in thousands)
                                 Mar. 30,        Dec. 30,
                                   1996            1995

Land                           $    5,037      $    5,037
Operational Equipment             143,442         134,897
Furniture and Office Equipment     71,094          67,010
Leasehold Improvements             16,251          15,974
                                  235,824         222,918
Less Accum. Depr. & Amort.        130,177         124,753
                               $  105,647     $    98,165


Research and Development

Amortization of capitalized software costs, generally based on a three-year life, was $4.8 million and $3.7 million for the three month periods ended March 30, 1996 and April 1, 1995, respectively.

Notes Payable

The Company has an unsecured line of credit agreement with a group of banks which provides short-term borrowings of up to $50 million. The line of credit agreement extends through May 30, 1996. No borrowings were outstanding at March 30, 1996.

The Company has a short-term borrowing agreement with a foreign bank as a hedge to cover certain foreign currency exposures. At March 30, 1996, maximum borrowings allowed under the agreement were approximately $55.0 million. Borrowings under the agreement are denominated in various foreign currencies. Proceeds from the borrowings are converted into U.S. dollars and placed in a term deposit account with the foreign bank. Amounts outstanding were $37.7 million at March 30, 1996.

The Company has a short-term borrowing agreement with a domestic bank for an additional hedging facility to cover certain foreign currency exposures for a maximum of $10 million, excluding foreign currency fluctuations. No borrowings were outstanding at March 30, 1996.

In addition to the above borrowing agreements, the Company maintains certain other miscellaneous borrowing arrangements with a foreign bank aggregating $.3 million at March 30, 1996.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes" (FAS 109). The effective tax rate differs from the statutory tax rate principally due to tax benefits from the Company's foreign sales corporation and tax benefits related to the utilization of net operating loss carryforwards.

Earnings Per Share

See Exhibit 11 for the computation of average shares outstanding and earnings per share.

Significant Customers

The Company had no single customer that represented greater than 10% of total revenue for the quarters ending March 30, 1996 or April 1, 1995.

Geographic Segment Information

Export and foreign revenue was $64 million (53% of total revenue) for the three months ended March 30, 1996. Export and foreign revenue was $58 million (50% of total revenue) for the corresponding period in 1995. The Company's United States operations generated operating income of $1.3 million for the three months ended March 30, 1996 and $11.4 million for the corresponding period in 1995. Foreign operations generated operating losses of $.3 million and $2.2 million for the three months ended March 30, 1996 and April 1, 1995, respectively.

Forward Looking Statements

Information included in Management's Discussion and Analysis of Financial Conditions and Results of Operations regarding product development schedules and planned expenditure levels constitute forward-looking statements that involve a number of risks and uncertainties. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: business conditions and growth in the electronics industry and general economies, both domestic and international; lower than expected customer orders, delays in receipt of orders or cancellation of orders; competitive factors, including increased competition, new product offerings by competitors and price pressures; the availability of third party parts and supplies at reasonable prices; changes in product mix and the mix between product and service revenue; significant quarterly performance fluctuations due to the receipt of a significant portion of customer orders and product shipments in the last month of each quarter; and product shipment interruptions due to manufacturing problems.



                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               March 30, 1996


GENERAL

Total revenue was $120.7 million in the first quarter of 1996 compared to $116.1 million in the first quarter of 1995. Net income was $.6 million in the first quarter of 1996 compared to $6.0 million in the first quarter of 1995. Factors contributing to the decrease in net income included substantial investments made by the Company in the first quarter of 1996 for expansion of its sales channels and development of its NUMA-Q product technology, as well as lower margin service increasing as a percentage of total revenue. Consistent with historical results, the Company experienced reduced first quarter end-user orders compared to the preceding fourth quarter.

REVENUE
(dollars in millions)
                                        Three Months Ended
                                  Mar. 30,      %         Apr. 1,
                                    1996       Chg          1995

End-user product revenue        $    76.2      (4)%     $     79.0
Service revenue                      39.6       16%           34.1
  Total end-user revenue            115.8        2%          113.1
OEM product revenue                   4.9       63%            3.0
  Total revenue                 $   120.7        4%     $    116.1

Export and Foreign Revenue      $    64.0       10%     $     58.0


End-user product revenue decreased 4% in the first quarter of 1996 over the corresponding quarter of 1995. A factor impacting comparison between quarters included a significant order from a single customer received during the first quarter of 1995.

During 1995 and 1996, the Company's service revenue continued to increase in dollar amount and as a percentage of total revenue primarily due to the growing customer base and associated customer service/maintenance contracts, as well as the Company's emphasis on professional services consulting. Total service revenue was $39.6 million in the first quarter of 1996 compared to $34.1 million in the first quarter of 1995. The increase was due to significant revenue increases in Europe, specifically in the United Kingdom.

The Company has continued to benefit from its significant investment in developing worldwide sales and distribution channels. International revenue increased as a percentage of total revenue from 50% in 1995 to 53% in 1996, the majority of which is from Europe (particularly the United Kingdom), with the balance coming from Asia-Pacific and Canada.

COST OF SALES
(dollars in millions)
                                          Three Months Ended
                                        Mar. 30,        Apr. 1,
                                          1996           1995

Costs of products sold                $    38.7      $    38.9
As a percentage of product revenue         47.7%          47.5%
Costs of service revenue              $    30.6      $    24.5
As a percentage of service revenue         77.2%          71.8%


The factors influencing gross margins in a given period include unit volumes (which affect economies of scale), product configuration mix, changes in component and manufacturing costs, product pricing and the mix between product and service revenue.

Total cost of sales as a percentage of total revenue increased both in 1996 and 1995 primarily due to product mix with lower margin professional service increasing as a percentage of total revenue. The Company's continued investment in growing its consulting services business contributed to the increase of cost of service as a percentage of service revenue.

RESEARCH AND DEVELOPMENT
(dollars in millions)
                                          Three Months Ended
                                       Mar. 30,     %     Apr. 1,
                                        1996     Change     1995

Research and Development           $     12.3     31%     $     9.4
As a percentage of total revenue           10%                    8%
Software costs capitalized         $      7.5     34%     $     5.6


The Company has continued to invest significantly in new product development in addition to ongoing enhancements to existing products. Research and development costs as a percentage of total revenue were approximately 8% for 1995, 1994 and 1993, increasing to 10% in the first quarter of 1996. Consistent with its expectations and plans for 1996, management made significant investments during the first quarter of 1996 in order to deliver its next-generation (NUMA-Q) products into the market by the end of 1996.

Software costs capitalized increased in the first quarter of 1996 as a result of the effect of greater emphasis on hardware development for future products. The Company has continued its focus on software design for computing solutions and its next-generation products, resulting in greater investments in software development and products.

SELLING, GENERAL AND ADMINISTRATIVE
(dollars in millions)
                                             Three Months Ended
                                         Mar. 30,    %       Apr. 1,
                                           1996     Chg       1995

Selling, general and administrative     $  38.2     12%     $  34.1
As a percentage of total revenue            32%                 29%


Consistent with its plans for 1996, the Company's selling, general and administrative costs increased both in dollars and as a percentage of revenue in the first quarter of 1996 over the corresponding quarter in 1995. The Company has made substantial investments to strengthen its worldwide sales force and to strategically position itself for the delivery of the NUMA-Q product line beginning in late 1996.

INTEREST AND OTHER, NET
(dollars in millions)
                                       Three Months Ended
                                     Mar. 30,       Apr. 1,
                                       1996           1995

Interest, net                     $     0.2      $     0.1
Other, net                             (0.4)          (0.7)
Provision for income taxes              0.2            2.6

Interest income in the first quarter in 1996 was primarily generated from restricted deposits held at foreign and domestic banks, short-term investments and cash and cash equivalents. Interest expense includes costs related to Convertible Debentures, foreign currency hedging loans and capital lease obligations.

Other expense consists primarily of net gains and losses on sale of assets.

The provision for income taxes includes benefits related to the Company's foreign sales corporation and the utilization of available domestic and foreign tax attributes carried forward from prior years. The effective tax rate for the first quarter of 1996 was 27%, compared to 30% for the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $207.2 million at March 30, 1996 compared to $214.7 million at December 30, 1995. The Company's current ratio at March 30, 1996 and December 30, 1995 was 2.5:1.

During the first quarter of 1996, cash and cash equivalents increased $6.1 million. The Company continues to invest in property and equipment ($17.2 million, net), and capitalized software ($7.5 million). Other uses of funds were net decreases in accounts payable and other ($5.4 million), increases in inventories ($15.2 million), net payments on notes payable ($3.2 million) and increases in prepaid expenses ($4.1 million). Primary sources of funds were decreases in net accounts receivables ($33.9 million), depreciation and amortization ($14.6 million), increases in unearned revenue ($3.7 million), increases in accrued payroll and other accrued liabilities ($2.6 million), and stock issuance proceeds from employee stock purchases and stock option plans ($2.5 million).

The Company has a $20 million receivable sales facility with a group of banks. At March 30, 1996 accounts receivable in the accompanying consolidated balance sheet is net of $11.4 million received by the Company under this agreement to sell its domestic accounts receivable.

The Company continues to maintain a $50 million revolving line of credit agreement. The line is unsecured and extends through May 30, 1996. The line contains certain financial covenants and prohibits the Company from paying dividends without the lenders' consent. No borrowings were outstanding under the line of credit as of March 30, 1996.

The Company maintains a short-term borrowing agreement with a foreign bank to cover foreign currency exposures. Maximum borrowings allowed under the foreign bank agreement were $55.0 million, of which $37.7 million was outstanding at March 30, 1996 (based on currency exchange rates on such date).

The Company maintains a short-term borrowing agreement with a domestic bank as an additional hedging facility to cover certain foreign currency exposures.
At March 30, 1996, no borrowings were outstanding under this agreement.

In addition to the above borrowing agreements, the Company maintains miscellaneous borrowing arrangements with a foreign bank of which $.3 million was outstanding at March 30, 1996.

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


                              Date:    May 14, 1996


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


                                                  Three Months Ended
                                           March 30, 1996     April 1, 1995

Weighted average number
  of common shares outstanding                  33,298             31,494

Application of the "treasury
  stock" method to the stock option
  and employee stock purchase plans                318              1,587

Weighted average of common stock
  equivalent shares attributable
  to convertible debentures                        575               639

  Total common and common
    equivalent shares, assuming
    full dilution                               34,191            33,720



Net income                                   $     598        $    5,953

Add:
  Interest on convertible debentures,
  net of applicable income taxes                   119               133

Net income, assuming full dilution          $      717       $     6,086

Net income per common share,
  assuming full dilution (A)                $     0.02       $      0.18




(A) In accordance with generally accepted accounting principles, fully-diluted earnings per share may not exceed primary earnings per share. The difference between primary and fully-diluted earnings per share is due to rounding.

     The computation of primary net income per common share is not included as the computation can be clearly determined from the material contained in this report.