Form 10-Q
period 1996-06-29
SEQUENT COMPUTER SYSTEMS INC /OR/
filed 1996-08-12
CIK 811716

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-Q


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 29, 1996 or
( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
     __________.

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


33,623,358 common shares were issued and outstanding as of July 31, 1996.



                     SEQUENT COMPUTER SYSTEMS, INC.

                    PART I. FINANCIAL INFORMATION



                                                                     Page No.
Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets - June 29, 1996
         and December 30, 1995                                          3

         Consolidated Statements of Operations - Three
         months and six months ended June 29, 1996 and
         July 1, 1995                                                   4

         Consolidated Statements of Changes In Shareholders'
         Equity - January 1, 1994 through June 29, 1996                 5

         Consolidated Statements of Cash Flows - Six months
         ended June 29, 1996 and July 1, 1995                           6

         Notes to Consolidated Financial Statements                     7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           10


                     PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibit 11 - Statement regarding computation of earnings per share.

   (b) No reports on Form 8-K were filed by the Company during the fiscal quarter ended June 29, 1996.


SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - Unaudited
(in thousands, except per share amounts)



                                             June 29, 1996    Dec. 30, 1995

ASSETS
 Current assets:
   Cash and cash equivalents                 $    62,289     $    61,939
   Restricted deposits                            28,234          39,642
   Receivables, net                              135,275         178,322
   Inventories                                    74,615          60,853
   Prepaid royalties and other                    25,305          13,464
     Total current assets                        325,718         354,220

 Property and equipment, net                     114,287          98,165
 Capitalized software costs, net                  51,829          45,381
 Intangible assets and other, net                 19,446           6,157
     Total assets                           $    511,280     $   503,923

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Notes payable                            $     28,234     $    41,146
   Accounts payable and other                     63,549          60,095
   Accrued payroll                                16,589          11,723
   Unearned revenue                               26,668          21,466
   Income taxes payable                            5,258           4,981
   Current obligations under
    capital leases and debt                        1,714              60
     Total current liabilities                   142,012         139,471

Other accrued expenses                             2,638           2,158
Long-term obligations under capital
  leases and debt                                  7,668           9,106
     Total liabilities                           152,318         150,735

Shareholders' equity:
  Common stock, $.01 par,
    33,618 and 33,221 shares outstanding             336             332
  Paid-in capital                                305,249         302,186
  Retained earnings                               56,849          52,945
  Foreign currency translation adjustment         (3,472)         (2,275)
     Total shareholders' equity                  358,962         353,188
     Total liabilities and shareholders'
       equity                               $    511,280     $   503,923


See notes to consolidated financial statements.


SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited
(in thousands, except per share amounts)



                                   Three Months Ended                Six Months Ended
                             June 29, 1996     July 1, 1995    June 29, 1996      July 1, 1995
Revenue:
  Product revenue             $   99,549       $  104,548       $  180,658       $   186,529
  Service revenue                 43,038           34,659           82,674            68,777
    Total revenue                142,587          139,207          263,332           255,306

Costs and expenses:
  Cost of products sold           47,494           48,500           86,147            87,430
  Cost of service revenue         33,890           25,625           64,501            50,105
  Research and development        12,265           10,329           24,527            19,745
  Selling, general and admin.     44,422           39,183           82,667            73,290
    Total  costs and expenses    138,071          123,637          257,842           230,570

Operating income                   4,516           15,570            5,490            24,736

Interest, net                        214              271              427               344
Other, net                          (201)            (170)            (564)             (900)

Income before provision
  for income taxes                 4,529           15,671            5,353            24,180
Provision for income taxes         1,223            4,661            1,449             7,217
Net income                    $    3,306      $    11,010       $    3,904        $   16,963

Net income per share          $     0.10      $      0.33       $     0.12        $     0.51

Weighted average number
  of common and common
  equivalent shares outstanding   34,165           33,067           33,891            33,075



See notes to consolidated financial statements.



SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - Unaudited
(in thousands)


                                                                                                 Foreign
                                                                                    Retained     Currency
                               Preferred Stock    Common Stock        Paid-in       Earnings     Trans-
                               Shares    Amount  Shares   Amount      Capital      (Deficit)     lation      Total

Balance, Dec. 31, 1994            --    $  --    31,360    $   314     $  278,145   $  17,872   $ (5,136)  $  291,195

Common shares issued              --       --     1,798         18         18,298         --      18,316

Tax benefit of option exercises   --       --       --          --          4,743         --         --         4,743

Conversion of debentures          --       --        63         --          1,000         --         --         1,000

Net income                        --       --       --          --            --        35,073       --        35,073

Foreign currency
  translation adjustment          --       --       --          --            --          --       2,861        2,861
Balance, Dec. 30, 1995            --   $   --    33,221      $ 332     $  302,186     $ 52,945   $(2,275)   $ 353,188

Common shares issued              --       --       233          3          2,468                  2,471

Tax benefit of option exercises   --       --       --          --             46         --         --            46

Net income                        --       --       --          --            --           598       --           598

Foreign currency
  translation adjustment          --       --       --          --            --          --      (1,194)      (1,194)
Balance, March 30, 1996           --       --    33,454      $ 335     $  304,700     $ 53,543   $(3,469)   $ 355,109

Common shares issued              --       --       164          1            526                    527

Tax benefit of option exercises   --       --       --          --             23         --         --            23

Net income                        --       --       --          --            --         3,306       --         3,306

Foreign currency
  translation adjustment          --       --       --          --            --          --          (3)          (3)
Balance, June 29, 1996            --       --    33,618      $ 336     $  305,249     $ 56,849   $(3,472)   $ 358,962


See notes to consolidated financial statements.


SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
(in thousands)


                                                       Six Months Ended
                                                June 29, 1996     July 1, 1995

Operating activities:
  Net income                                      $    3,904       $   16,963
  Reconciliation of net income to net cash
    provided by operating activities -
      Depreciation and amortization                   30,108           25,237
      Changes in assets and liabilities -
        Receivables, net                              43,047          (14,999)
        Inventories                                  (13,762)          (2,917)
        Prepaid expenses                             (11,840)          (6,136)
        Accounts payable and other                      (323)           1,175
        Accrued payroll                                4,866             (603)
        Unearned revenue                               5,202            5,787
        Income taxes payable                             277            2,088
        Deferred income taxes                            (21)             --
        Other, net                                     4,277            1,106
          Net cash provided by
          operating activities                        65,735           27,701

Investing activities:
  Restricted deposits                                 11,408           22,586
  Purchases of property and equipment, net           (36,309)         (24,740)
  Capitalized software costs                         (16,178)         (11,077)
  Intangibles and other assets                       (13,479)             (63)
  Foreign currency translation                        (1,197)           2,207
          Net cash used for investing activities     (55,755)         (11,087)

Financing activities:
  Notes payable, net                                 (12,912)         (22,586)
  Proceeds (payments) under capital
    lease obligations                                    216             (534)
  Long-term debt, net                                    --               216
  Stock issuance proceeds, net                         3,066            7,457
          Net cash (used) provided by
          financing activities                        (9,630)         (15,447)

Net increase in cash and cash equivalents                350            1,167
Cash and cash equivalents at beginning of period      61,939           46,291

Cash and cash equivalents at end of period      $     62,289      $    47,458


See notes to consolidated financial statements.



             SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            June 29, 1996

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

Accounts Receivable

At June 29, 1996, accounts receivable in the accompanying consolidated balance sheet is net of $17 million received by the Company under its two year agreement to sell its domestic accounts receivables.

Inventories

Inventories consist of the following:
(in thousands)
                      June 29,        Dec. 30,
                        1996            1995

Raw Materials       $   16,951       $   9,385
Work in Process          2,668           1,736
Finished Goods          54,996          49,732
                    $   74,615       $  60,853

Property and Equipment

Property and equipment consist of the following:
(in thousands)
                                     June 29,         Dec. 30,
                                       1996             1995

Land                                $    5,037       $   5,037
Operational Equipment                  156,593         134,897
Furniture and Office Equipment          74,349          67,010
Leasehold Improvements                  17,510          15,974
                                       253,489         222,918
Less Accum. Depr. & Amort.             139,202         124,753
                                    $  114,287       $  98,165


Research and Development

Amortization of capitalized software costs, generally based on a three-year life, was $4.8 million and $9.6 million for the three month and six month periods ended June 29, 1996, respectively. Amortization for the same periods in 1995 was $4.0 million and $7.6 million, respectively.

Notes Payable

The Company has an unsecured line of credit agreement with a group of banks which provides short-term borrowings of up to $50 million. The line of credit agreement extends through May 30, 1997. No borrowings were outstanding at June 29, 1996.

The Company has a short-term borrowing agreement with a foreign bank as a hedge to cover certain foreign currency exposures. At June 29, 1996, maximum borrowings allowed under the agreement were approximately $54.9 million. Borrowings under the agreement are denominated in various foreign currencies. Proceeds from the borrowings are converted into U.S. dollars and placed in a term deposit account with the foreign bank. Amounts outstanding were $28.2 million at June 29, 1996.

In addition to the above borrowing agreements, the Company maintains certain other miscellaneous borrowing arrangements with a foreign bank. No borrowings were outstanding at June 29, 1996.

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

Significant Customers

The Company had no single customer that represented greater than 10% of total revenue for the quarters ending June 29, 1996 or July 1, 1995.

Geographic Segment Information

Export and foreign revenue was $66.4 million (46% of total revenue) for the three months ended June 29, 1996 and $130.4 million (49% of total revenue) for the first six months of 1996. Export and foreign revenue was $78.5 million and $136.5 million (56% and 53% of total revenue, respectively) for the corresponding periods in 1995. The Company's United States operations generated operating income of $4.5 million for the three months ended June 29, 1996 and $5.8 million for the first six months of 1996. Foreign operations generated "break-even" results for the quarter ended June 29, 1996, compared to net operating losses of $.3 million for the first six months of 1996. Comparable periods in 1995 included operating income of $3.1 million and $800,000 for the three months ended July 1, 1995 and first six months of 1995, respectively.


Forward Looking Statements

Information included in Management's Discussion and Analysis of Financial Conditions and Results of Operations regarding product development schedules and planned expenditure levels constitute forward-looking statements that involve a number of risks and uncertainties. In addition, from time to time the Company and its employees may issue other forward-looking statements. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: business conditions and growth in the electronics industry and general economies, both domestic and international; lower than expected customer orders, delays in receipt of orders or cancellation of orders; the Company's ability to expand its sales force and achieve expected results from a larger sales force; the successful development of new technologies including NUMA-Q product technologies, the timely introduction of new products scheduled during the year and demand for and acceptance of new products by the Company's customers; competitive factors, including increased competition, new product offerings by competitors and price pressures; the availability of third party parts and supplies at reasonable prices; changes in product mix and the mix between product and service revenue; significant quarterly performance fluctuations due to the receipt of a significant portion of customer orders and product shipments in the last month of each quarter; and product shipment interruptions due to manufacturing problems.



                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             June 29, 1996


GENERAL

Total revenue was $142.6 million in the second quarter of 1996 compared to $139.2 million in the second quarter of 1995. Total revenue was $263.3 million in the first six months of 1996 compared to $255.3 million in the first six months of 1995. Net income was $3.3 million in the second quarter of 1996 compared to $11.0 million in the first quarter of 1995. Net income was $3.9 million for the first six months of 1996 compared to $17.0 million in the first six months of 1995. Factors contributing to the decrease in net income for both periods in 1996 compared to 1995 include the substantial investments made by the Company to expand its sales channels and develop its NUMA-Q product technology. Service revenue, which increased as a percentage of total revenue, also contributed to the overall decline in net income.


REVENUE
(dollars in millions)

                                      Three Months Ended                 Six Months Ended
                                June 29,    %          July 1,     June 29,     %         July 1,
                                  1996     Chg          1995          1996     Chg          1995

End-user product revenue      $   98.2     (5)%     $   103.0     $   174.3    (4)%     $   182.0
Service and other revenue         43.0      24%          34.7          82.8     20%          68.6
  Total end-user revenue         141.2       3%         137.7         257.1      3%         250.8
OEM product revenue                1.4     (7)%           1.5           6.3     40%           4.5
  Total revenue               $  142.6       2%     $   139.2     $   263.4      3%     $   255.3

Export and Foreign Revenue    $   66.4    (15)%     $    78.5     $   130.4    (4)%     $   136.5


During 1995 and 1996, the Company's service revenue continued to increase in dollar amount and as a percentage of total revenue primarily due to the growing customer base and associated customer service/maintenance contracts, as well as the Company's emphasis on professional services consulting. Total service revenue for the Company's European operations increased approximately 25% and 32% for the second quarter and first six months of 1996, respectively, over the corresponding periods of 1995. Total service revenue increases for the Company's United States operations for the same periods were approximately 25% and 32% for the second quarter and first six months of 1996, respectively.

Export and foreign revenue was 46% of total revenue for the three months ended June 29, 1996 and 50% of total revenue for the first six months of 1996 compared to 56% and 53% for the corresponding periods in 1995. Factors contributing to the decrease in export and foreign revenue as a percentage of total revenue in 1996 included decreases in European revenue, specifically in the UK, resulting in part from a recent tightening in the European economy. These revenue decreases experienced in the UK contributed to the overall slight decrease in end-user product revenue for both the second quarter and the first six months of 1996 as compared to the corresponding periods of 1995.
The decrease in European end-user product revenue was partially offset by significant increases in the Company's United States (North America) operations.


COST OF SALES
(dollars in millions)
                              Three Months Ended       Six Months Ended
                             June 29,     July 1,     June 29,     July 1,
                               1996         1995        1996       1995

Cost of products sold        $ 47.4        $ 48.5      $ 86.1      $ 87.4
As a percentage of
  product revenue               48%           46%         48%         47%

Cost of service revenue      $ 33.9        $ 25.6      $ 64.5      $ 50.1
As a percentage of
  service revenue               79%           74%         78%         73%

The factors influencing gross margins in a given period include unit volumes (which affect economies of scale), product configuration mix, changes in component and manufacturing costs, product pricing and the mix between
product and service revenue.   Total cost of sales as a percentage of total
revenue increased both in 1996 and 1995 primarily due to product mix with lower margin service increasing as a percentage of total revenue. Consistent with its 1996 plan, the Company has continued to invest in growing its professional services business which has contributed to the increase of cost of service as a percentage of service revenue. The Company increased its professional services headcount by approximately 31% since the beginning of the year.


RESEARCH AND DEVELOPMENT
(dollars in millions)


                                   Three Months Ended                  Six Months Ended
                              June 29,     %       July 1,       June 29,     %       July 1,
                                1996      Chg       1995           1996      Chg       1995

Research and Development     $   12.3     19%     $   10.3      $   24.5     24%    $   19.7
As a percentage of
  total revenue                    9%                   7%            9%                  8%

Software costs capitalized   $    8.5     57%     $    5.4      $   16.2     47%    $   11.0


The Company has continued to invest significantly in new product development in addition to ongoing enhancements to existing products. Research and development costs as a percentage of total revenue were approximately 8% for 1995, 1994 and 1993, increasing to 9% in the second quarter and first six months of 1996. Consistent with its expectations and plans for 1996, management made significant investments during the first six months of 1996 in order to deliver its next-generation (NUMA-Q) products into the market by the end of 1996.

Software costs capitalized continued to increase in the second quarter of 1996 primarily as a result of the Company's emphasis on software developments for its NUMA-Q product line.


SELLING, GENERAL AND ADMINISTRATIVE
(dollars in millions)


                                    Three Months Ended             Six Months Ended
                                June 29,    %      July 1,    June 29,    %     July 1,
                                  1996     Chg      1995        1996     Chg      1995

Selling, general and admin.     $ 44.4     13%     $ 39.2     $ 82.6     13%     $ 73.3
As a percentage of
  total revenue                    31%                28%        31%                29%


Consistent with its plans for 1996, the Company's selling, general and administrative costs have continued to increase both in dollars and as a percentage of revenue in the second quarter and first six months of 1996 over the corresponding periods in 1995. The Company has made substantial investments to strengthen its worldwide sales force and to strategically position itself for the delivery of the NUMA-Q product line beginning in late 1996. Since the beginning of the year, the Company has increased its total headcount by 14%, including a 35% increase in major sales account executives worldwide.

INTEREST AND OTHER, NET
(dollars in millions)
                                Three Months Ended       Six Months Ended
                                June 29,   July 1,      June 29,   July 1,
                                  1996       1995         1996      1995

Interest, net                   $  0.2      $ 0.3      $   0.4      $ 0.3
Other, net                        (0.2)      (0.2)        (0.6)      (0.9)
Provisions for income taxes        1.2        4.7          1.4        7.2

Interest income in the second quarter and first six months of 1996 and 1995 was primarily generated from restricted deposits held at foreign and domestic banks, short-term investments and cash and cash equivalents. Interest expense for the same periods includes costs related to Convertible Debentures, foreign currency hedging loans and capital lease obligations.

Other expense consists primarily of net gains and losses on sale of assets and discount on sale of receivables.

The provision for income taxes includes benefits related to the Company's foreign sales corporation and the utilization of available domestic and foreign tax attributes carried forward from prior years. The effective tax rate for the second quarter and first six months of 1996 was 27%, compared to 30% for the corresponding periods in 1995 and the overall annual 1995 effective tax rate of 26%.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $183.7 million at June 29, 1996 compared to $214.7 million at December 30, 1995. The Company's current ratio at June 29, 1996 and December 30, 1995 was 2.3:1 and 2.5:1, respectively.

For the first six months of 1996, cash and cash equivalents increased $.3 million. The Company continues to invest in property and equipment ($36.3 million, net), and capitalized software ($16.2 million). Other uses of funds were increases in intangibles and other assets ($13.5 million), increases in inventories ($13.8 million), net payments on notes payable ($12.9 million) and increases in prepaid expenses ($11.8 million). Primary sources of funds were decreases in net accounts receivables ($43.0 million), depreciation and amortization ($30.1 million), increases in unearned revenue ($5.2 million), increases in accrued payroll and other accrued liabilities ($9.2 million), and stock issuance proceeds from employee stock purchases and stock option plans ($3.1 million).

The Company has a $20 million receivable sales facility with a group of banks. At June 29, 1996 accounts receivable in the accompanying consolidated balance sheet is net of $17 million received by the Company under this agreement to sell its domestic accounts receivable.

The Company continues to maintain a $50 million revolving line of credit agreement. The line is unsecured and extends through May 31, 1997. The line contains certain financial covenants and prohibits the Company from paying dividends without the lenders' consent. No borrowings were outstanding under the line of credit as of June 29, 1996.

The Company maintains a short-term borrowing agreement with a foreign bank to cover foreign currency exposures. Maximum borrowings allowed under the foreign bank agreement were $54.9 million, of which $28.2 million was outstanding at June 29, 1996 (based on currency exchange rates on such date).

In addition to the above borrowing agreements, the Company maintains miscellaneous borrowing arrangements with a foreign bank. No borrowings were outstanding under the line of credit as of June 29, 1996.

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


                              SEQUENT COMPUTER SYSTEMS, INC.



                              /s/ ROBERT S. GREGG
                              Robert S. Gregg
                              Sr. Vice President of Finance and
                              Chief Financial Officer


                              Date:    August 13, 1996


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


                                      Three Months Ended     Six Months Ended
                                        June 29, 1996         June 29, 1996

Weighted average number
  of common shares outstanding              33,511               33,404

Application of the "treasury
  stock" method to the stock option
  and employee stock purchase plans            655                  486

Weighted average of common stock
  equivalent shares attributable
  to convertible debentures                    575                  575

     Total common and common
       equivalent shares, assuming
       full dilution                        34,741               34,465


Net income                             $     3,306         $      3,904

Add:
  Interest on convertible debentures,
  net of applicable income taxes              119                   238

Net income, assuming full dilution     $    3,425         $       4,142

Net income per common share,
  assuming full dilution (A)           $     0.10         $        0.12



(A) In accordance with generally accepted accounting principles, fully-diluted earnings per share may not exceed primary earnings per share.

    The computation of primary net income per common share is not included as the computation can be clearly determined from the material contained in this report.