Form 10-Q
period 1996-09-28
SEQUENT COMPUTER SYSTEMS INC /OR/
filed 1996-11-12
CIK 811716

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 28, 1996 or
(   )      Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from __________ to
__________.

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


33,963,979 common shares were issued and outstanding as of November 6, 1996.


                     SEQUENT COMPUTER SYSTEMS, INC.

                     PART I. FINANCIAL INFORMATION


                                                                 Page No.
Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets - September 28,
         1996 and December 30, 1995                                 3

         Consolidated Statements of Operations -
         Three months and nine months ended September 28,
         1996 and September 30, 1995                                4

         Consolidated Statements of Changes In Shareholders'
         Equity - December 30, 1995 through September 28, 1996      5

         Consolidated Statements of Cash Flows - Nine months
         ended September 28, 1996 and September 30, 1995            6

         Notes to Consolidated Financial Statements                 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       10


                     PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibit 11 - Statement regarding computation of earnings per share.

      (b) No reports on Form 8-K were filed by the Company during the fiscal quarter ended September 28, 1996.

SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - Unaudited
(in thousands, except per share amounts)



                                         Sept. 28, 1996     Dec. 30, 1995

ASSETS
Current assets:
  Cash and cash equivalents                $   22,519       $   61,939
  Restricted deposits                          23,431           39,642
  Receivables, net                            172,565          178,322
  Inventories                                  78,278           60,853
  Prepaid royalties and other                  31,985           13,464
    Total current assets                      328,778          354,220

Property and equipment, net                   126,454           98,165
Capitalized software costs, net                55,938           45,381
Other assets, net                              24,993            6,157
    Total assets                          $   536,163       $  503,923

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                           $    23,431       $   41,146
  Accounts payable and other                   66,482           60,095
  Accrued payroll                              18,169           11,723
  Unearned revenue                             24,161           21,466
  Income taxes payable                          5,611            4,981
  Current obligations under capital
    leases and debt                             7,807               60
     Total current liabilities                145,661          139,471

Other accrued expenses                          6,739            2,158
Long-term obligations under
  capital leases and debt                      18,799            9,106
     Total liabilities                        171,199          150,735

Shareholders' equity:
  Common stock, $.01 par,
    33,942 and 33,221 shares outstanding          339              332
  Paid-in capital                             309,168          302,186
  Retained earnings                            58,203           52,945
  Foreign currency translation adjustment      (2,746)          (2,275)
     Total shareholders' equity               364,964          353,188
     Total liabilities and shareholders'
       equity                             $   536,163       $  503,923


See notes to consolidated financial statements.

SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited
(in thousands, except per share amounts)



                                Three Months Ended       Nine Months Ended

                              Sept. 28,     Sept. 30,   Sept. 28,   Sept. 30,
                                 1996          1995        1996        1995

Revenue:
  Product revenue             $  101,669   $  96,970   $  282,327  $  283,499
  Service revenue                 47,116      36,245      129,790     105,022
    Total revenue                148,785     133,215      412,117     388,521

Costs and expenses:
  Cost of products sold           46,278      45,286      132,425     132,716
  Cost of service revenue         36,375      28,364      100,876      78,469
  Research and development        14,405      10,220       38,932      29,965
  Selling, general and admin.     49,479      38,653      132,146     111,943
    Total  costs and expenses    146,537     122,523      404,37      353,093

Operating income                   2,248      10,692       7,738       35,428

Interest, net                        105         203         533          547
Other, net                          (490)       (490)     (1,055)      (1,390)

Income before provision
  for income taxes                 1,863      10,405       7,216       34,585
Provision for income taxes           508       2,964       1,957       10,181
Net income                     $   1,355   $   7,441   $   5,259   $   24,404

Net income per share           $    0.04   $    0.22   $    0.16   $     0.73

Weighted average number of
  common and common equivalent
  shares outstanding              33,780      34,515      33,854       33,555


See notes to consolidated financial statements.

SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - Unaudited
(in thousands)


                                                                                    Foreign
                                                                                    Currency
                                 Common Stock            Paid-in       Retained      Trans-
                              Shares        Amount       Capital       Earnings      lation       Total

Balance, Dec. 30, 1995        33,221        $  332      $ 302,186     $  52,945    $ (2,275)    $ 353,188

Common shares issued             233             3          2,468                                   2,471

Tax benefit of option exercises   --            --             46            --          --            46

Net income                        --            --             --           598          --           598

Foreign currency
  translation adjustment          --            --             --            --      (1,194)       (1,194)
Balance, March 30, 1996       33,454       $   335      $ 304,700     $  53,543    $ (3,469)    $ 355,109

Common shares issued             164             1            526                                     527

Tax benefit of option
  exercises                       --            --             23            --          --            23

Net income                        --            --             --         3,306          --         3,306

Foreign currency
  translation adjustment          --            --             --            --          (3)           (3)
Balance, June 29, 1996        33,618      $    336      $ 305,249     $  56,849    $ (3,472)    $ 358,962

Common shares issued             324             3          3,887            --       3,890

Tax benefit of option exercises   --            --             32            --          --            32

Net income                        --            --             --         1,355          --         1,355

Foreign currency
  translation adjustment          --            --             --            --         726          726
Rounding                                                                     (1)                       (1)
Balance, Sept. 28, 1996       33,942      $    339      $ 309,168      $ 58,203    $ (2,746)    $ 364,964



See notes to consolidated financial statements.

SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
(in thousands)


                                                     Nine Months Ended
                                              Sept. 28, 1996    Sept. 30, 1995

Operating activities:
  Net income                                   $     5,259      $    24,404
  Reconciliation of net income to net cash
    provided by operating activities -
     Depreciation and amortization                  47,779           38,508
     Changes in assets and liabilities -
       Receivables, net                              5,757          (23,526)
       Inventories                                 (17,425)         (10,741)
       Prepaid expenses                            (18,520)          (5,784)
       Accounts payable and other                    2,064           15,166
       Accrued payroll                               6,445             (380)
       Unearned revenue                              2,695            6,569
       Income taxes payable                            630            2,442
       Deferred income taxes                           (21)              --
       Other accrued expenses                        8,925             (604)
       Other, net                                       --             (198)
        Net cash provided by
          operating activities                      43,588           45,856

Investing activities:
  Restricted deposits                               16,211           23,964
  Purchases of property and equipment, net         (61,463)         (31,254)
  Capitalized software costs                       (24,787)         (16,787)
  Other assets, net                                (19,212)              --
  Foreign currency translation                        (471)           1,769
        Net cash used for investing activities     (89,722)         (22,308)

Financing activities:
  Payments on notes payable, net                   (17,715)         (23,964)
  Proceeds (payments) under capital
   lease obligations, net                           15,241             (652)
      Long-term debt proceeds (payments), net        2,200              (56)
      Stock issuance proceeds, net                   6,988           17,966
      Convertible debenture proceeds                    --            1,000
         Net cash provided (used) by financing
          activities                                 6,714           (5,706)

Net increase (decrease) in cash and
   cash equivalents                                (39,420)          17,842
Cash and cash equivalents at
   beginning of period                              61,939           46,291

Cash and cash equivalents at end of period      $   22,519      $    64,133


See notes to consolidated financial statements.


              SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             September 28, 1996

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

Accounts Receivable

At September 28, 1996, accounts receivable in the accompanying consolidated balance sheet is net of $8 million received by the Company under its two year agreement to sell its domestic accounts receivables.

Inventories

Inventories consist of the following:
(in thousands)
                         Sept. 28,      Dec. 30,
                           1996           1995

Raw Materials       $     11,970      $    9,385
Work in Process            2,962           1,736
Finished Goods            63,346          49,732
                    $     78,278      $   60,853

Property and Equipment

Property and equipment consist of the following:
(in thousands)
                                   Sept. 28,         Dec. 30,
                                     1996              1995

Land                         $       5,037       $     5,037
Operational Equipment              164,926           134,897
Furniture and Office Equipment      83,041            67,010
Leasehold Improvements              21,443            15,974
                                   274,447           222,918
Less Accum. Depr. & Amort.         147,993           124,753
                             $     126,454       $    98,165

Research and Development

Amortization of capitalized software costs, generally based on a three-year life, was $5 million and $14.6 million for the three month and nine month periods ended September 28, 1996, respectively. Amortization for the same periods in 1995 was $4.5 million and $12.1 million, respectively.

Notes Payable

The Company has an unsecured line of credit agreement with a group of banks which provides short-term borrowings of up to $70 million. The line of credit agreement extends through May 30, 1997. No borrowings were outstanding at September 28, 1996.

The Company has a short-term borrowing agreement with a foreign bank as a hedge to cover certain foreign currency exposures. At September 28, 1996, maximum borrowings allowed under the agreement were approximately $55.1 million. Borrowings under the agreement are denominated in various foreign currencies. Proceeds from the borrowings are converted into U.S. dollars and placed in a term deposit account with the foreign bank. Amounts outstanding were $23.4 million at September 28, 1996.

In addition to the above borrowing agreements, the Company maintains certain other miscellaneous borrowing arrangements with a foreign bank. No such borrowings were outstanding at September 28, 1996.

Capital Lease Obligations

In September, 1996 the Company entered into a sales-leaseback transaction with a domestic bank under which certain operating equipment with a net book value of $12.2 million was sold for $15.3 million and then leased back under a capital lease. The related lease terms stipulate monthly payments ranging from $274,000 to $341,000 over the five year lease term beginning September, 1996 at an annual interest rate of 7.4%. The resulting gain of $3.1 million has been recorded under "Other Accrued Expenses" and is being amortized in proportion to the related equipment depreciation over three years. The terms of the lease include an asset buy-back provision at the end of the lease for the then fair market value of the assets at the Company's option. Future minimum lease payments are as follows:

      1996                              $   1,094,920
      1997                                  3,284,760
      1998                                  3,284,760
      1999                                  3,960,150
      2000                                  4,095,228
      2001                                  2,730,152
      Total minimum lease payments      $  18,449,970

      Less amount representing interest    (3,129,099)

      Present value of minimum
       lease payments                   $  15,320,871

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


Significant Customers

The Company had no single customer that represented greater than 10% of total revenue for the quarters ending September 28, 1996 and September 30, 1995.

Geographic Segment Information

Export and foreign revenue was $78.8 million (53% of total revenue) for the three months ended September 28, 1996 and $209.2 million (51% of total revenue) for the first nine months of 1996. Export and foreign revenue was $73.9 million and $210.4 million (55% and 54% of total revenue, respectively) for the corresponding periods in 1995. The Company's United States operations generated operating income of $8.1 million for the three months ended September 28, 1996 and $13.9 million for the first nine months of 1996. Foreign operations generated net operating losses of $5.9 million and $6.2 million for the three months and nine months ended September 28, 1996, respectively. The results of comparable periods in 1995 were operating income of $8.9 million and $32.8 million for United States operations and $1.8 million and $2.6 million for foreign operations for the three months and nine months ended September 30, 1995, respectively. Factors contributing to 1996 operating losses for foreign operations include the significant investments made by the Company to expand its worldwide sales force and service organizations, as well as slight decreases in European revenue resulting in part from tightening in the European economy.

Forward Looking Statements

Information included in Management's Discussion and Analysis of Financial Conditions and Results of Operations regarding product development schedules and planned expenditure levels constitute forward-looking statements that involve a number of risks and uncertainties. In addition, from time to time the Company and its employees may issue other forward-looking statements. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: business conditions and growth in the electronics industry and general economies, both domestic and international; lower than expected customer orders, delays in receipt of orders or cancellation of orders; the Company's ability to achieve expected results from its increased sales force; the successful development of new technologies including NUMA-Q product technologies, the timely introduction of new products scheduled during the year and demand for and acceptance of new products by the Company's customers; competitive factors, including increased competition, new product offerings by competitors and price pressures; the availability of third party parts and supplies at reasonable prices; changes in product mix and the mix between product and service revenue; significant quarterly performance fluctuations due to the receipt of a significant portion of customer orders and product shipments in the last month of each quarter; and product shipment interruptions due to manufacturing problems.


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            September 28, 1996


GENERAL

Total revenue was $148.8 million in the third quarter of 1996 compared to $133.2 million in the third quarter of 1995. Total revenue was $412.1 million in the first nine months of 1996 compared to $388.5 million in the first nine months of 1995. Net income was $1.4 million in the third quarter of 1996 compared to $7.4 million in the third quarter of 1995. Net income was $5.3 million for the first nine months of 1996 compared to $24.4 million in the first nine months of 1995. Factors contributing to the decrease in net income for both periods in 1996 compared to 1995 include the continued investments made by the Company to expand its sales channels and develop its NUMA-Q product technology. In addition, the Company's ongoing investment in its professional services organization contributed to the overall decline in net income. Service revenue increased 30% and 24% in the first three months and nine months, respectively, over the corresponding periods in 1995.

REVENUE
(dollars in millions)
                              Three Months Ended          Nine Months Ended
                          Sept. 28,   %    Sept. 30,   Sept. 28,  %  Sept. 30,
                               1996    Chg     1995      1996    Chg    1995

End-user product revenue   $ 101.5    11%   $ 91.1     $ 275.8    1%   $ 273.1
Service and other revenue     47.1    30%     36.2       129.8   24%     105.0
  Total end-user revenue     148.6    17%    127.3       405.7    7%     378.1
OEM product revenue             .2  (97)%      5.9         6.5  (37)%     10.4
  Total revenue            $ 148.8   12%    $133.2     $ 412.1    6%   $ 388.5

Export and Foreign Revenue $  78.8    7%    $ 73.9     $ 209.2  (.6)%  $ 210.4


Continued investment by the Company in its professional and customer service organizations is a significant factor in the increased service revenue in 1995 and 1996. Service and other revenue increased 30% and 24% in the first three months and nine months of 1996, respectively, over the same periods in 1995. Factors contributing to these increases include growth in customer installation bases and contracts, as well as a focus on selling more solutions. Total service revenue for the Company's European operations increased approximately 29% and 31% for the third quarter and first nine months of 1996, respectively, over the corresponding periods of 1995. Total service revenue increases for the Company's United States operations for the same periods were approximately 31% and 17% for the third quarter and first nine months of 1996, respectively.

COST OF SALES
(dollars in millions)
                                   Three Months Ended      Nine Months Ended
                                   Sept. 28,  Sept. 30,   Sept. 28,  Sept. 30,
                                     1996       1995         1996       1995

Cost of products sold               $ 46.3     $ 45.3      $ 132.4    $ 132.7
As a percentage of product revenue     46%        49%          47%        47%

Cost of service revenue             $ 36.4     $ 28.4      $ 100.9    $  78.5
As a percentage of service revenue     77%        78%          78%        75%

The factors influencing gross margins in a given period include unit volumes (which affect economies of scale), product configuration mix, changes in component and manufacturing costs, product pricing and the mix between product and service revenue. Consistent with its 1996 plan, the Company has continued to invest in expanding its professional services organization which has contributed to the increase of cost of service as a percentage of service revenue. The Company increased its professional services headcount by approximately 37% since the beginning of the year.

RESEARCH AND DEVELOPMENT
(dollars in millions)
                                Three Months Ended       Nine Months Ended
                           Sept. 28,   %   Sept. 30,  Sept. 28,  %   Sept. 30,
                              1996    Chg    1995       1996    Chg     1995


Research and development    $ 14.4   41%   $ 10.2     $ 38.9    30%    $  30.0
As a % of total revenue        10%            8%          9%                8%

Software costs capitalized  $  9.1   60%   $  5.7     $ 24.8    48%    $  16.8

The Company has continued to invest significantly in its new architecture and software development for its next generation NUMA-Q products. Research and development costs as a percentage of total revenue were approximately 8% for the years 1993 through 1995, and have increased to 10% and 9% in the third quarter and first nine months of 1996, respectively. These investments were made consistent with management's plans to deliver NUMA-Q products into the marketplace December, 1996.

SELLING, GENERAL AND ADMINISTRATIVE
(dollars in millions)
                              Three Months Ended          Nine Months Ended
                           Sept. 28,   %    Sept. 30,  Sept. 28,   % Sept. 30
                              1996    Chg     1995       1996     Chg   1995

Selling, general and admin.  $ 49.5   28%   $ 38.7    $ 132.2    18%   $ 111.9
As a % of total revenue         33%            29%        32%              29%

Consistent with its plans for 1996, the Company's selling, general and administrative costs have continued to increase both in dollars and as a percentage of revenue in the third quarter and first nine months of 1996 over the corresponding periods in 1995. The Company has made substantial investments to strengthen its worldwide sales force and to strategically position itself for the delivery of the NUMA-Q product line in December of this year. Since the beginning of the year, the Company has increased its total headcount by 22%, including a 40% increase in major sales account executives worldwide.

INTEREST AND OTHER, NET
(dollars in millions)
                            Three Months Ended           Nine Months Ended
                           Sept. 28,    Sept. 30,       Sept. 28,   Sept. 30,
                              1996        1995            1996        1995

Interest, net               $  0.1        $ 0.2        $   0.5       $ 0.5
Other, net                    (0.5)        (0.5)          (1.1)       (1.4)
Provisions for income taxes     .5          3.0            2.0        10.2

Interest income in the third quarter and first nine months of 1996 and 1995 was primarily generated from restricted deposits held at foreign and domestic banks, short-term investments and cash and cash equivalents. Interest expense for the same periods includes costs related to Convertible Debentures, foreign currency hedging loans, interim short-term borrowing and capital lease obligations.

Other expense consists primarily of net gains and losses on sale of assets and discount on sale of receivables.

The provision for income taxes includes benefits related to the Company's foreign sales corporation and the utilization of available domestic and foreign tax attributes carried forward from prior years. The effective tax rate for the third quarter and first nine months of 1996 was 27%, compared to 29% for the corresponding periods in 1995 and the overall annual 1995 effective tax rate of 26%.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $183.1 million at September 28, 1996 compared to $214.7 million at December 30, 1995. The Company's current ratio at September 28, 1996 and December 30, 1995 was 2.3:1 and 2.5:1, respectively.

Although net cash provided by operations for the nine months ended September 28, 1996 totaled $43.6 million, cash and cash equivalents decreased by $39.4 million. The Company continued to make significant investments in property and equipment ($61.5 million) and capitalized software ($24.8 million), primarily related to product and software development associated with its new NUMA-Q product line. Other investments included approximately $26 million in software licenses resulting from a long-term strategic partner alliance, of which approximately $11 million is included in prepaid royalties and other current assets. Other sources of funds included net proceeds of stock issuances ($7 million) and capital lease transactions ($15.3 million).

The Company has a $20 million receivable sales facility with a group of banks. At September 28, 1996 accounts receivable in the accompanying consolidated balance sheet is net of $8 million received by the Company under this agreement to sell its domestic accounts receivable.

The Company maintains a $70 million revolving line of credit agreement. The line is unsecured and extends through May 30, 1997. The line contains certain financial covenants and prohibits the Company from paying dividends without the lenders' consent. No borrowings were outstanding under the line of credit as of September 28, 1996.

The Company maintains a short-term borrowing agreement with a foreign bank to cover foreign currency exposures. Maximum borrowings allowed under the foreign bank agreement were $55.1 million, of which $23.4 million was outstanding at September 28, 1996 (based on currency exchange rates on such date).

In addition to the above borrowing agreements, the Company maintains miscellaneous borrowing arrangements with a foreign bank. No such borrowings were outstanding as of September 28, 1996.

Management expects that current funds, funds from operations, and the bank lines of credit will provide adequate resources to meet the Company's anticipated cash requirements during the remainder of 1996 resulting from its operations and planned investments in its sales force and NUMA-Q product technology.


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


                                    Date:    November 12, 1996

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


      Three Months Ended      Nine Months Ended
      September 28, 1996      September 28,
1996

Weighted average number
  of common shares outstanding                 33,727             33,512

Application of the "treasury
  stock" method to the stock option
  and employee stock purchase plans (A)           53                 342

Weighted average of common stock
  equivalent shares attributable
  to convertible debentures                      575                 575

  Total common and common
    equivalent shares, assuming
    full dilution                             34,355              34,429


Net income                              $      1,355        $      5,259

Add:
  Interest on convertible debentures,
  net of applicable income taxes                121                  359

Net income, assuming full dilution      $     1,476         $      5,618

Net income per common share,
  assuming full dilution (B)            $      0.04         $       0.16



(A) Effective with the third quarter of 1996, the Company applied the "Modified Treasury Stock" method to calculate outstanding shares for stock options in accordance with APB 15. Application of this method produced an anti-dilutive result and thus, no outstanding shares are reflected for stock options for the three months ended September 28, 1996.

(B) In accordance with generally accepted accounting principles, fully-diluted earnings per share may not exceed primary earnings per share.

The computation of primary net income per common share is not included as the computation can be clearly determined from the material contained in this report.