Form 10-K
period 1996-12-28
SEQUENT COMPUTER SYSTEMS INC /OR/
filed 1997-03-26
CIK 811716

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                               FORM 10-K

           Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 28, 1996 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to
        ______________.

Commission file number:     0-15627

                     SEQUENT COMPUTER SYSTEMS, INC.
        (Exact name of registrant as specified in its charter)

                Oregon                              93-0826369
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
 incorporation or organization)


        15450 S.W. Koll Parkway, Beaverton, Oregon  97006-6063
     (Address of principal executive offices, including zip code)

  Registrant's telephone number, including are code:   (503) 626-5700

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

     Aggregate market value of Common Stock held by nonaffiliates of the Registrant at February 28, 1997, based on the closing price on such date on the NASDAQ National Market System: $592,694,320.

     Number of shares of Common Stock outstanding as of February 28, 1997:
34,765,481.

                       Documents Incorporated by Reference
                                                Part of Form 10-K into
              Document                            which incorporated
   1996 Annual Report to Shareholders              Parts II and IV
     Proxy Statement for 1997 Annual
        Meeting of Shareholders                       Part III

                          TABLE OF CONTENTS

Item of Form 10-K                                                  Page

PART I

   Item 1.    Business                                               3

   Item 2.    Properties                                            11

   Item 3.    Legal Proceedings                                     11

   Item 4.    Submission of Matters to a Vote of Security Holders   11

   Item 4(a). Executive Officers of the Registrant                  11

PART II

   Item 5.    Market for the Registrant's Common Equity and         13
              Related Stockholder Matters

   Item 6.    Selected Financial Data                               13

   Item 7.    Management's Discussion and Analysis of Financial     13
              Condition and Results of Operations

   Item 8.    Financial Statements and Supplementary Data           13

   Item 9.    Changes in and Disagreements with Accountants         13
              on Accounting and Financial Disclosure

PART III

   Item 10    Directors and Executive Officers of the Registrant    14

   Item 11    Executive Compensation                                14

   Item 12    Security Ownership of Certain Beneficial Owners and   14
              Management

   Item 13    Certain Relationships and Related Transactions        14

PART IV

   Item 14.   Exhibits, Financial Statement Schedules and Reports   15
              on Form 8-K

SIGNATURES                                                          23

                                PART I


Item 1.     Business.

     Sequent Computer Systems, Inc. ("Sequent" or "the Company") is a provider of scalable data center ready open systems solutions for large organizations spanning diverse industries. Sequent designs, manufactures and markets high-performance symmetric multiprocessing (SMP) and CC-NUMA (Cache Coherent Non-Uniform Memory Access) computer systems and operating environment software. The Company's systems are widely used for large-scale on-line transaction processing (OLTP), applications in decision support systems (DSS) and data warehouses, for custom applications built upon relational database management systems (RDBMS), and as the central server in client-server architectures. Sequent's project-oriented offerings include a comprehensive portfolio of customer, professional and education services to solve complex Information Technology (IT) problems. The Company has an established set of partnerships with other software, hardware and services providers to deliver complete solutions to its customers.

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

Market Overview

     In the past decade, Sequent has developed the experience to guide large organizations through complex changes faced in moving to open systems. These changes include the renovation of business processes aligned with new information systems, maximizing benefits of SMP architectures and open systems, widespread use of relational database management system (RDBMS) applications and the substitution of OLTP for traditional batch processing. Since the launch of its SMP family of systems in 1984, Sequent has installed more than 8,000 SMP open systems worldwide.

     Information Systems Renovation. Global economies and intense competitive pressures today prompt many companies to provide employees with access to data in order to increase responsiveness to customer needs. This need for access to data requires companies to re-engineer or redesign their business processes to take advantage of innovative open client/server architectures, systems and products. Sequent offers a focused collection of IT infrastructure consulting, education and implementation services. These services are geared to assess an organization's current systems, work with the customer's IT staff or their chosen systems integrator to design new systems that support business objectives, and to deliver and implement systems with a complete IT solution.

     SMP Architectures. With dramatic improvement in the power and price/performance characteristics of processors and the proven ability of SMP architectures to incorporate multiple processors into a single large-scale system or group of systems, customers are increasingly employing SMP systems to meet their commercial computing needs. Sequent has thirteen years of success with SMP systems. The adoption of SMP architectures by other major computer systems providers ensures continued acceptance of SMP in the commercial marketplace.

     NUMA-Q Architectures. For nearly a decade, SMP systems have been able to meet the demands for large-scale OLTP, DSS and business communications implementations. However, the architecture of these systems can limit performance beyond a certain number of processors. All of the processors in an SMP system are connected to each other and to memory and I/O by a single bus. The bandwidth of the bus imposes limits on processing scalability, a significant penalty with the dramatically rising level of processor performance. This limitation has prevented SMP nodes from increasing much beyond 32 processors. As a result, Sequent realized that a new SMP architecture was required: NUMA-Q. NUMA-Q is the first CC-NUMA architecture for large-scale systems available to the commercial marketplace. Sequent began shipment of NUMA-Q during the fourth quarter of 1996.

     Open Systems. Historically, large organizations have relied upon computing equipment based upon a single vendor's proprietary technology that was generally incompatible with that of other vendors. In recent years, proprietary systems have become increasingly unacceptable to companies that want the flexibility to purchase computing equipment and software best suited for a specific need without being constrained by the technology employed by a specific vendor. Proprietary systems also make it difficult for the PC user to access information and applications from the central computer. An open system, by contrast, incorporates industry standard technology and permits users to integrate computer equipment and software offered by different vendors. An open systems environment also facilitates offloading applications from the central computer to a less expensive department, desktop or special-purpose computer. Many companies are replacing some or all of their proprietary central computing systems, moving to a more open, distributed system when they upgrade or expand their systems.

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

     Rapid Growth in Desktop and Network Computing.   In recent years,
companies have increasingly sought to improve the efficiency of their computing systems by integrating PCs with centralized computing resources to enable enterprise-wide communication, distributed processing and instantaneous access to enterprise information (database) and computing services (applications software). Recently market introductions include "Thin Clients" or "Network Clients" which are lightweight desktop devices with little innate computing capability and no magnetic storage. The use of such devices as an alternative for PCs or ASCII terminals is expected to increase demand for larger back-end servers similar to those offered by Sequent.

Sequent's Strategy

     Sequent's strategy is to integrate the best technologies from across the industry in order to deliver scalable data center ready open systems solutions, including a comprehensive portfolio of migration services and offerings. With the Company's new NUMA-Q architecture and an established set of partnerships with industry-leading technology vendors, Sequent's systems enable implementation of complex business applications that support customers' critical needs.

     Migration to Open Systems. Sequent concentrates on understanding the business objectives and IT needs of the customer at all organizational levels. The Company then works closely with the customer and suppliers of key technology components to design an open, integrated solution to meet the customer's computing needs. The Company seeks to add value for the customer by teaming with them, or their designated systems integrator, to design an integrated system that directly supports the customer's business objectives and conforms to a sound architectural infrastructure including processing and data storage hardware, system software, applications and data center management services. The Company focuses on large-scale organizations that have data center based information systems and are committed to migrating from a proprietary system environment to open systems.

     Leading-Edge Technologies. Sequent's NUMA-Q systems, recognized as the industry's leading large-scale CC-NUMA platforms for the commercial marketplace, provide exceptional price/performance and scalability for RDBMS, core business and client/server applications. The performance benefits of NUMA-based architectures, compared to standard SMP and single processor systems, are especially pronounced in transaction-intensive and decision support applications. Sequent's NUMA-Q systems currently use Intel
Pentium Pro processors and have been designed to incorporate up to 252 processors in a single node. Sequent intends to maintain its leadership position in NUMA-Q systems, including upgrading to new Intel processor generations as they become available.

     Commitment to Open Systems. Sequent's open system architecture leverages industry standards whenever possible, including the use of Intel processors, the UNIX and Windows NT operating systems, and standard network and communications interfaces. Sequent systems are designed to operate in a multi-vendor heterogeneous environment and support a wide variety of third-party software, including open RDBMSs, packaged applications, and decision support tools and applications.

     "Partnering" with Leading Vendors. Sequent devotes substantial resources to strategic marketing and product development relationships with those companies it believes offer the best open systems technologies. Sequent has relationships with industry-leading systems management and tools vendors, such as Tivoli, Computer Associates, BMC and Hewlett Packard, in order to deliver a computing environment ready to run in customers' data centers. The Company also has relationships with major providers of RDBMS software, including Oracle Corporation, Informix Software Inc., and Computer Associates. Sequent also has strategic relationships with Intel for joint research and development of future computer hardware "building blocks"; with suppliers of other major operating systems, such as Microsoft for Windows NT; with major suppliers of communications and network software, including Novell; with emerging suppliers of client/server application development products such as Forte Software, Inc.; and with suppliers of third-party applications software such as Oracle, PeopleSoft, Baan and SAP.

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

     The Company's Symmetry systems, which start at two processors, are currently based on Intel Pentium processors and offer high levels of transaction processing and decision support performance. The Company's NUMA-Q systems, which start at four processors and are based on Intel Pentium Pro processors, have shown performance and scalability capabilities expanded beyond the limitations of current single-bus SMP architecture.

     Sequent's processor-independent architecture allows the Company to incorporate technological advances in its product offerings more quickly and inexpensively than manufacturers of computer systems with proprietary central processing units. The Company's ongoing product development efforts leverage advances in open systems technology, including processor enhancements, storage technology, communications and user-interface enhancements. These enhancements directly benefit customers who can upgrade their installed Sequent systems without altering source programs, retraining users or replacing hardware and software not directly affected by the upgrade. The new NUMA-Q systems (NUMA-Q 2000) are binary compatible with Sequent's previous generation of systems, the Symmetry 5000. Future processors will be offered for the NUMA-Q systems and will be binary compatible and function in the same systems as the current generation of processors.

     Sequent's Symmetry and NUMA-Q systems are based on an open system architecture that incorporates industry standards such as those in the UNIX operating system. DYNIX/ptx, Sequent's version of UNIX, enhanced for SMP in the commercial marketplace, allows Sequent systems to provide nearly linear improvements in incremental performance as processors are added. DYNIX/ptx provides Sequent customers access to a growing array of UNIX software applications. Sequent Symmetry and NUMA-Q systems used in network and client/server applications link PCs and department level and central computers to deliver applications and information to desktop PCs through network and PC interfaces, allowing users access to extensive processing power and information.

     The Company's low-end and mid-range NT systems, which run Microsoft Windows NT operating system, are based on Intel Pentium processors. The Windows NT-based systems provide database and application services for workgroup, departmental and enterprise-level computing requirements.

     Operating Systems. The Company is committed to support both the UNIX operating system and the emerging Windows NT system, which the Company believes will be the two major operating systems for open, enterprise-wide computing. The Company's continuing leadership in the development of UNIX-based SMP systems has been acknowledged by the industry's leading developers of commercial UNIX systems software.

     The Company continues to enhance the DYNIX/ptx operating system, currently as DYNIX/ptx 4.3 adding features to operate in mission critical environments. The Company is currently developing DYNIX/ptx Version 4.4, which will be available in the second quarter of 1997. These features include increased scalability and improved systems management and will support highly available systems and clusters.

     The Company has had ongoing technical discussions with Microsoft and other partners to extend the scalability, reliability and manageability of the Windows NT operating system and applications.

Partnering with Leading Vendors

     Relational Database Management Software. Sequent has strategic marketing and development relationships with major independent providers of RDBMS software, including Oracle Corporation, Informix Software, Inc. and Computer Associates. Sequent's SMP architecture is designed to maximize the performance and scalability requirements for managing extensive amounts of computing power required by OLTP applications in conjunction with RDBMS software. In addition, this same technology, coupled with the emerging capabilities provided by Sequent's RDBMS partners, strengthens the decision support performance required by large-scale enterprises today. Sequent has chosen to run its partners' software in support of its own enterprise needs. Sequent and these strategic partners join forces in joint development programs, joint marketing programs, and sales teaming efforts. The result is an exchange of technical personnel, dedicated marketing expertise and a highly trained sales organization to help sell the Company's and its partners' combined solutions.

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

     Custom Software Applications: Custom software applications are developed using a variety of tools provided by software partners. The applications are used in building custom solutions in situations where packaged applications do not meet business requirements or where customers desire to build systems for a competitive edge. Sequent maintains a number of strategic relationships with software partners who provide products in this area including Oracle, Informix and Forte.

     Communications Products. The Company's systems support communications products which allow Symmetry and NUMA-Q systems to interconnect in a multivendor systems environment. These products include hardware which connect to wide and local area networks of different media and software which supports protocols for open and proprietary systems.

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

     Sequent offers several high speed communications connections on the NUMA-Q systems. These include 100 Megabit-per-second Ethernet, CDDI (a copper wire version of FDDI), ATM, and high speed Synchronous E1/T1 which offer an order of magnitude increase to the bandwidth of previous offerings.

     Third-Party Applications Programs. The rapidly expanding universe of applications software can be easily ported to Sequent's UNIX-based Symmetry and NUMA-Q multiprocessing systems. The Company recognizes that applications software is a critical element in providing solutions to the enterprise and maintains marketing programs to promote the development and support of third-party applications software packages for the Company's systems. Currently, over 650 software application modules from approximately 300 vendors are available to Sequent users. The software products offered drive core business applications in transaction-intensive, decision support, database technologies and development environments. The software packages available address the needs of many different vertical markets, including manufacturing, telecommunications, health care, financial services and state and local governments. To supplement the marketing efforts of the third-party suppliers, the Company actively promotes these software partners to end users through joint sales campaigns, demonstrations at its sales offices and trade shows, marketing collateral, and joint marketing programs.

     In addition, Sequent's NT systems support the thousands of software applications developed by third-party companies for the Microsoft Windows NT operating system.

Sales and Distribution

     The Company sells its products and services through worldwide direct and indirect distribution channels. The primary sales channel in North America and Europe is through the direct sales force, increasingly in partnership with major systems integrators, while sales channels in Asia and the rest of the world are primarily through distributors. The Company has 59 sales offices worldwide, including 33 in North America and 14 in Europe. Indirect sales channels utilized by the Company include value-added resellers, original equipment manufacturers ("OEMs"), and foreign distributors.

     As is common in the computer industry, a significant portion of orders is generally received and shipped in the last month of a fiscal quarter. As a result, the Company's product backlog is relatively small, is not necessarily indicative of sales levels for future periods and is not material to understanding the Company's business.

     The Company had no single customer that represented greater than 10% of total revenues in 1996, 1995 or 1994. International sales were approximately 55% of the Company's total revenues in 1996 and 1995 and 48% in 1994.

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

     Within the commercial segment of the general purpose computing market, Sequent competes against, among others, the major computer manufacturers including Hewlett-Packard, DEC, IBM and SUN. The size, reputation, installed base and distribution strength of these companies make them significant competitors. Sequent's Professional Services organization is closely aligned to its systems business. Accordingly, it competes against the professional services organizations of its rival computer manufacturers, including, among others, SUN, Hewlett-Packard, DEC and IBM. Sequent's Professional Services organization also competes to a lesser degree with small, localized consulting firms who offer tactical help in the areas of systems administration, database design and administration and other design services. Although some of these competitors have financial, marketing, distribution and technical resources which significantly exceed those of the Company, the Company believes that it can compete favorably in the open systems marketplace based on its technological advancements, professional services expertise, price/performance and value to the customer.

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

     In December of 1996, Sequent successfully introduced systems based on its new Cache Coherent Non-Uniform Memory Access (CC-NUMA) architecture.
Sequent's CC-NUMA architecture (NUMA-Q) condenses four Intel Pentium Pro processors, memory and input/output ports into a single building block for increased performance and reliability. These four-processor "quads" interconnect with the Company's IQ-Link technology which allows a large number of quads to become a distributed shared memory SMP system. As with previous designs, the performance will scale nearly linearly as quads are added to a system. Sequent's NUMA-Q systems are expected to be both software compatible and clustered systems compatible with Sequent's existing Symmetry product line in the second quarter of 1997. Sequent will continue to enhance the NUMA-Q product line to best meet market needs.

     The Company's software development program is focused on improving the performance of its parallel-enabled operating system, providing highly available clustering software, and enhancing its suite of communications, network and client/server and third-party applications software. The Company intends to continue making substantial investments in research and development activities to maintain and enhance its competitive position in a market characterized by rapid technological advances.

Professional Services and Product Support

          Sequent offers a wide range of professional services to ensure that every phase of a customer's project, from advance planning and architecture to technology deployment and ongoing systems support, is successful.
Professional services include: IT architecture and transition planning; DSS design and implementation; packaged OLTP installation and implementation (such as Oracle Financials & Manufacturing, SAP, Baan, and PeopleSoft applications);
and enterprise management design and systems administration.   The Company's
Professional Services group uses leading edge knowledge to deliver enterprise-wide system solutions designed to meet customers' business requirements. In addition, Sequent offers customers a comprehensive set of education and training programs.

     Sequent's Professional Services business is positioned to support traditional management consultants that perform business process analysis and re-engineering, such as Nola, Norton & Co., and McKinsey & Co., with Sequent's technical system integration skills. The Company also teams with major systems integration companies and "Big 6" consulting firms such as Electronic Data Systems Corp., Ernst & Young, and KPMG when developing IT solutions for large and complex system projects. Both management consultants and technical system integration consultants are strategic components of the Company's success in delivery of services to its customers.

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

     The Company believes that the quality and reliability of its computer systems are important to customer satisfaction. Sequent's systems have proven their high quality and reliability. High system uptime is a built-in advantage of Sequent's architecture. Sequent personnel perform all installations and hardware fault isolation and provide complete software support for direct customers. Sequent systems are equipped with diagnostic tools that allow the Company's service engineers to identify, diagnose and repair a failed component from remote locations. Replacement modules can be provided quickly to restore the system to full capacity. The Company also offers service and support programs in system performance evaluation and disaster protection.

     Revenue generated from services and support was 30%, 27% and 24% of total revenue during 1996, 1995 and 1994, respectively.

Manufacturing

     The Company's manufacturing operations consist of procurement, assembly, test and quality control. Subcontractors are often used to assemble and test subassemblies, such as printed circuit boards. The modular nature of the Company's products, together with the standards-based open architecture, permit ease of manufacture and system configuration. Once integrated, all systems go through a fully operational, continuous burn-in cycle while executing rigorous system stress and diagnostic tests. Final assembly and testing occur only when a specific customer order is due for shipment (because of the broad range of system configurations possible from a relatively few basic modules and the many choices of peripherals). If a failure occurs or a problem of unknown origin arises during work-in-progress testing, it is the policy of the Company to halt shipment of products which may be affected while the Company isolates and corrects the problem and determines whether the problem may extend to other systems in manufacturing or at customer sites. Such interruptions could cause fluctuations in quarterly results.

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

Patents and Licenses

     Four U.S. and three United Kingdom patents have been issued to the Company. The Company has filed ten additional U.S. patent applications and two foreign applications covering technology incorporated into its products, which are still pending. The Company believes that the rapid pace of technological change in the computer industry makes patent protection less significant than factors such as its continued focus and efforts in research and product development, its technical expertise and the management ability of its personnel. The Company has been made aware of others in the industry who assert exclusive rights to certain technologies, copyrights or trademarks, usually in the form of an offer to license certain rights for a fee or royalties. The Company's policy is to evaluate such claims on a case-by-case basis. The Company may seek to enter into licensing agreements with companies having or asserting rights to technologies if the Company concludes that such licensing arrangements are necessary or desirable. There can be no assurance that the Company will be able to obtain such licenses or, if obtained, that such licenses will be on favorable terms.

Employees

     At December 28, 1996 the Company employed approximately 2,656 employees of whom approximately 268 were employed as sales executives, 1,459 in sales support, marketing and service, 466 in product development, 159 in manufacturing and 304 in administrative and support services. The Company's continued success will depend in part on its ability to attract and retain highly skilled and motivated personnel who are in great demand throughout the industry. None of the Company's employees is represented by a labor union. All full-time Sequent employees are granted options to acquire Common Stock of the Company. Sequent believes that its employee relations are excellent and believes that its stock incentive plans, its challenging work environment and the opportunities for advancement within the Company are key factors to its ability to attract and retain qualified personnel.

Trademarks

     Sequent, Symmetry, WinServer and DYNIX/ptx are registered trademarks and Parallel STREAMS, NUMA-Q and IQ-Link are trademarks of Sequent Computer Systems, Inc. This Report on Form 10-K also refers to trademarks held by other corporations.

Forward-Looking Statements

     Information in this Report on Form 10-K that is not historical information, including information regarding product development schedules, constitutes forward-looking statements that involve a number of risks and uncertainties. Additional forward-looking statements may be made by the Company from time to time. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: timely completion of product development and customer acceptance of the Company's NUMA-Q product line; business conditions and growth in the electronics industry and general economies, both domestic and international; lower than expected customer orders, delays in receipt of orders or cancellation of orders; competitive factors, including increased competition, new product offerings by competitors and price pressures; the availability of third party parts and supplies at reasonable prices; changes in product mix and the mix between product and service revenue; significant quarterly performance fluctuations due to the receipt of a significant portion of customer orders and product shipments in the last month of each quarter; and product shipment interruptions due to manufacturing problems. Any forward-looking statements should be considered in light of these factors.

Item 2.   Properties.

     The Company's headquarters and its product development and manufacturing operations are located in facilities totaling approximately 560,000 square feet in Beaverton, Oregon, 10 miles west of Portland. The Company occupies these facilities under leases which expire from 1999 to 2006. On the expiration dates of these leases, the Company generally has the option of purchasing the leased facilities at fair market value or renewing the leases for an additional five years. In addition, the Company owns 38.12 acres of undeveloped land in Beaverton held in anticipation of future facility growth requirements. The Company also leases for sales, marketing and customer support offices in locations throughout the United States, Europe, Canada and Asia Pacific. The Company anticipates that it will continue to expand its corporate and field facilities as business growth warrants.

Item 3.     Legal Proceedings.

     Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders.

     There are no material pending legal proceedings involving the Company.

Item 4(a).   Executive Officers of the Registrant.

Name                  Age   Position

Karl C. Powell, Jr.    53   Chairman and Chief Executive Officer, Director
John McAdam            46   President and Chief Operating Officer, Director
Robert S. Gregg        43   Sr. Vice President of Finance and Legal
                              and Chief Financial Officer
Steve Chen             53   Executive Vice President of Product Group and
                              Chief Technology Officer, Director
Andre Dahan            48   Sr. Vice President of World Wide Field Operations
                              and Marketing

     Mr. Powell, a co-founder of the Company, is Chairman and Chief Executive Officer, and has been a director since 1983. Mr. Powell has served as the Company's sole Chief Executive Officer or shared the Office of the Chief Executive with the co-founder of the Company since the Company's inception. From 1974 to 1983, Mr. Powell was employed by Intel Corporation, where his most recent position was General Manager for Microprocessor Operations. Mr. Powell served on the National Board of Directors of the American Electronics Association from 1985 to 1986. He holds a B.S. degree in mechanical engineering from the US Merchant Marine Academy.

     Mr. McAdam joined the Company in August 1989 as U.K. Sales Director. He became U.K. General Manager in January 1991, Vice President and General Manager of European Operations in October 1992, and Senior Vice President of European and Asian Operations in January 1994. He was promoted to President and Chief Operating Officer in February 1995, and was elected to the Board of Directors in November 1995. Prior to joining the Company Mr. McAdam was employed for 10 years by Data General U.K. Ltd., serving most recently as Regional Manager, Public Sector, Finance and Government Market. Mr. McAdam holds a B.Sc. first class honors degree in Computer Sciences from Glasgow University.

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

     Dr. Chen joined the Company in 1996 as its Executive Vice President of Product Group and Chief Technology Officer and as a member of the Board of Directors. Prior to joining the Company, Dr. Chen was a co-founder of SuperComputer International (SCI), later renamed Chen Systems, which was recently acquired by Sequent. Prior to founding SCI, Dr. Chen was President and CEO of Supercomputer Systems, Inc. (SSI). Previous to this, Dr. Chen was employed for eight years at Cray Research, Inc., serving most recently as Senior Vice President. Dr. Chen holds a Ph.D. in computing science from the University of Illinois, a M.S. degree in electrical engineering from Villanova University and a B.S. degree in electrical engineering from the National Taiwan University.

     Mr. Dahan joined the Company in 1996 as its Vice President of World Wide Marketing and was then promoted to Senior Vice President of World Wide Field Operations. Prior to joining the Company, Mr. Dahan was employed as the Vice President of Marketing of AT&T's Global Information Solutions division. Mr. Dahan holds a B.S. degree in computer science from Jerusalem Institute of Technology.


                               PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters.
          The information required by this item is included under "Market Information (unaudited)" in the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.   Selected Financial Data.
          Information with respect to selected financial data is included under "Selected Financial Data" in the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
          Information with respect to management's discussion and analysis of financial condition and results of operations is included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data.
          Information with respect to selected quarterly financial data is included under "Quarterly Financial Data (unaudited)" in the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference. The other information required by this item is included under "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" as listed in item 14 of this report and in the Company's 1996 Annual Report to Shareholders which is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
          Not applicable.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.
          Information with respect to directors of the Company will be included under "Election of Directors" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report.

Item 11.  Executive Compensation.
          Information with respect to executive compensation will be included under "Summary Compensation Table", "Stock Option Grants in Last Fiscal Year", "Stock Option Exercises in Last Fiscal Year and Fiscal Year End Option Values", "Repricing of Stock Options" under "Executive Compensation," and "Certain Transactions" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management. Information with respect to security ownership of certain beneficial owners and management will be included under "Voting Securities and Principal Shareholders" and "Election of Directors" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.
          Information with respect to transactions with management will be included under "Certain Transactions" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.



                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)    Financial Statements.

          The following financial statements are included in the Company's 1996 Annual Report to Shareholders:


Sequent Computer Systems, Inc. and Subsidiaries:

Consolidated Statements of Operations - Fiscal Years Ended December 28, 1996,
   December 30, 1995 and December 31, 1994

Consolidated Balance Sheets - December 28, 1996 and December 30, 1995

Consolidated Statements of Shareholders' Equity - Fiscal Years Ended December
   28, 1996, December 30, 1995 and December 31, 1994

Consolidated Statements of Cash Flows  - Fiscal Years Ended December 28, 1996,
   December 30, 1995 and December 31, 1994

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

  10.1pp Lease Agreement between KC Woodside and the Company, dated January 15, 1996 (Guadalupe), as amended March 1, 1996 and October 1, 1996.

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

  + 10.3    Distributorship Agreement between the Company and
            Oracle Corporation, dated March 31, 1987, as amended on December 29, 1988, August 30, 1989, May 28, 1990, May 31,
            1991 and June 30, 1991.  (Incorporated by reference to
            Exhibit 10.3 to Amendment No. 1 to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993
           (file no. 0-15627).)

  * 10.4    Aircraft Lease Agreement between the Company and
            B&K Transportation, Inc., dated October 1, 1993, as amended November 1, 1993 and December 12, 1994. (Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1994 (File no. 0-15627).)

  * 10.4A   Aircraft Lease Agreement between the Company and
            CP Transportation, Inc., dated October 1, 1996.

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

    10.10    Agreement between American International
             Motorsports (AI Motorsports) and Sequent Computer
             Systems, Inc., dated January 30, 1996.

  * 10.11     DP Applications, Inc. 100% Convertible Note dated
              August 20, 1996 in favor of Robert W. Wilmot and Mary J. Wilmot, trustees of the RW & MJ Wilmot Living Trust, U/D/T dated April 18, 1995 (the "Wilmot Trust") and DP Applications, Inc. Warrant for the Purchase of Shares of Capital Stock dated August 20, 1996 in favor of Robert W. Wilmot and Mary J. Wilmot, trustees of the RW & MJ Wilmot Living Trust U/D/T dated April 18, 1995.

  * 10.12     DP Applications, Inc. Restricted Stock Purchase
              Agreement dated December 2, 1996.

    11        Statement regarding computation of earnings per share.

    13 1996 Annual Report to Shareholders (portions not incorporated by reference are not deemed filed).

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

     (b)      Reports on Form 8-K.

              No reports on Form 8-K were filed by the Company during the last quarter of fiscal 1996.


                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Sequent Computer Systems, Inc.

Date:  March 25, 1997              By: /s/ Robert S. Gregg
                                       Robert S. Gregg
                                       Sr. Vice President of Finance
                                       and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1996.

        Signature                               Title

   /s/ Karl C. Powell, Jr.       Chairman and Chief Executive Officer
   (Karl C. Powell, Jr.)         and Director (Principal Executive Officer)


   /s/ Robert S. Gregg            Sr. Vice President of Finance and Legal
  (Robert S. Gregg)               and Chief Financial Officer
                                  (Principal Accounting and Financial Officer)

   /s/ Steve Chen                 Director
   (Steve Chen)

   /s/ John McAdam                Director
   (John McAdam)

   DAVID R. HATHAWAY        *
   (David R. Hathaway)            Director

   ROBERT C. MATHIS         *
   (Robert C. Mathis)             Director

   MICHAEL S. SCOTT MORTON  *
   (Michael S. Scott Morton)      Director

   RICHARD C. PALERMO       *
   (Richard C. Palermo)           Director

   ROBERT W. WILMOT         *
   (Robert W. Wilmot)             Director


   By: /s/ Robert S. Gregg  *
      Robert S. Gregg, Attorney-in-fact


                                                                                   SCHEDULE V

                          SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
                                    PROPERTY AND EQUIPMENT (1)
                                         (In thousands)


                            Balance at                                              Balance at
                           Beginning of   Additions                 Other Charges     End of
                              Period       at Cost    Retirements   Add (Deducts)     Period
Year ended Dec. 31, 1994
  Land                      $   5,037     $      0     $      0        $  0         $   5,037
  Operational equipment        95,895       38,053       14,413           0           119,535
  Furniture and equipment      46,643       14,875        7,646           0            53,872
  Leasehold improvements       11,193        1,707          559           0            12,341
                            $ 158,768     $ 54,635     $ 22,618        $  0         $ 190,785

Year ended Dec. 30, 1995
  Land                      $   5,037     $      0     $      0        $  0         $   5,037
  Operational equipment       119,535       25,162        9,800           0           134,897
  Furniture and equipment      53,872       14,499        1,361           0            67,010
  Leasehold improvements       12,341        3,711           78           0            15,974
                            $ 190,785     $ 43,372     $ 11,239        $  0         $ 222,918

Year ended Dec. 28, 1996
  Land                      $   5,037     $      0     $      0        $  0         $   5,037
  Operational equipment       134,897       59,356       19,591           0           174,662
  Furniture and equipment      67,010       29,375        6,434           0            89,951
  Leasehold improvements       15,974        6,728          118           0            22,584
                            $ 222,918     $ 95,459     $ 26,143        $  0         $ 292,234



(1) Depreciation and amortization is provided on a straight-line basis over the estimated life as follows:

     Operational equipment     3 to 5 years
     Furniture and equipment   3 to 5 years
     Leasehold improvements    5 to 10 years

                                                                                     SCHEDULE VI

                         SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
                            ACCUMULATED DEPRECIATION AND AMORTIZATION
                                    OF PROPERTY AND EQUIPMENT
                                          (In thousands)


                                           Additions
                            Balance at     Charged to   Retirements       Other         Balance at
                            Beginning of   Costs and     Charged to      Charges          End of
                               Period      Expenses     Other Accts.   Add (Deducts)      Period
Year ended Dec. 31, 1994
  Operational equipment      $  41,321     $ 19,370      $  5,060          $  0         $  55,631
  Furniture and equipment       27,456       13,810         5,524             0            35,742
  Leasehold improvements         3,682        1,613            97             0             5,198
                             $  72,459     $ 34,793      $ 10,681          $  0         $  96,571

Year ended Dec. 30, 1995
  Operational equipment      $  55,631     $ 18,183      $  2,339          $  0         $  71,475
  Furniture and equipment       35,742       12,490         2,389             0            45,843
  Leasehold improvements         5,198        2,291            54             0             7,435
                             $  96,571     $ 32,964      $  4,782          $  0         $ 124,753

Year ended Dec. 28, 1996
  Operational equipment      $  71,475     $ 21,246      $  8,839          $  0         $  83,882
  Furniture and equipment       45,843       20,738         2,343             0            64,238
  Leasehold improvements         7,435        2,959           118             0            10,276
                             $ 124,753     $ 44,943      $ 11,300          $  0         $ 158,396



                                                                                SCHEDULE VIII

                          SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
                                 VALUATION AND QUALIFYING ACCOUNTS
                                          (In thousands)


                                         Additions     Additions
                          Balance at     Charged to    Charged to    Write-offs   Balance at
                          Beginning of   Costs and    Other Accts.     Net of       End of
                             Period      Expenses     Describe (1)   Recoveries     Period
Year ended Dec. 31, 1994
  Allowance for doubtful
    accounts                $  1,781     $    898       $     9       $    355     $  2,333
  Accumulated amortization
    capitalized software    $ 28,912     $ 12,778       $     0       $      0     $ 41,690

Year ended Dec. 30, 1995
  Allowance for doubtful
    accounts                $  2,333     $  1,089       $   (18)      $    588     $  2,816
  Accumulated amortization
    capitalized software    $ 41,690     $ 16,618       $     0       $      0     $ 58,308

Year ended Dec. 28, 1996
  Allowance for doubtful
    accounts                $  2,816     $    317       $  (315)      $     12     $  2,806
  Accumulated amortization
    capitalized software    $ 58,308     $ 19,984       $     0       $ 39,846     $ 38,446


(1) Foreign currency translation adjustment

                                                                              SCHEDULE IX

                         SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
                                     SHORT-TERM BORROWINGS
                                        (In thousands)


                                                  Maximum      Average       Weighted
                                      Weighted     Amount       Amount       Average
                          Balance at   Average   Outstanding  Outstanding  Interest Rate
                            End of    Interest   During the   During the    During the
                            Period      Rate       Period       Period      Period (1)
Year ended Dec. 31, 1994
  Notes payable to bank    $ 59,437     5.5%      $ 59,437     $ 44,772       5.6%

Year ended Dec. 30, 1995
  Notes payable to bank    $ 41,146     5.5%      $ 61,529     $ 47,155       6.3%

Year ended Dec. 28, 1996
  Notes payable to bank    $ 59,925     5.6%      $ 78,725     $ 36,781       5.2%


(1) The weighted average interest rate during the period is calculated using monthly weighted averages.


                                                                           SCHEDULE X

              SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
                 SUPPLEMENTARY INCOME STATEMENT INFORMATION
                               (In thousands)

                                                 Fiscal Year Ended
                                       Dec. 28,       Dec. 30,       Dec. 31,
                                          1996           1995           1994
Depreciation and amortization:
  Depreciation                         $ 44,943       $ 34,972       $ 31,822
  Capitalized software amortization      19,984         16,618         12,778
  Goodwill amortization                     607            504            536
      Total                            $ 65,534       $ 52,094       $ 45,136

Royalties                              $ 12,139       $ 10,141          6,374

Advertising                            $ 16,674       $ 11,358       $ 11,674


                  REPORT OF INDEPENDENT ACCOUNTANTS
                  ON FINANCIAL STATEMENT SCHEDULES



To the Board of Directors of
Sequent Computer Systems, Inc.



Our audits of the consolidated financial statements referred to in our report dated January 23, 1997 appearing in the 1996 Annual Report to Shareholders of Sequent Computer Systems, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP

Portland, Oregon
January 23, 1997



                                                               EXHIBIT 11

             SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
                 STATEMENT SHOWING CALCULATION OF AVERAGE
                  COMMON SHARES OUTSTANDING AND EARNINGS
                         PER AVERAGE COMMON SHARE
                 (In thousands, except per share amounts)




                                   Three Months Ended        Year Ended
                                    December 28, 1996     December 28, 1996

Weighted average number
  of common shares outstanding            34,026                33,641

Application of the "treasury stock"
  method to the stock option and
  employee stock purchase plans (A)        2,309                   834

Weighted average of common stock
  equivalent shares attributable to
  convertible debentures                     575                   575

  Total common and common
    equivalent shares, assuming
    full dilution                         36,910                35,050



Net income                             $   2,512             $   7,771

Add:
  Interest on convertible debentures,
  net of applicable income taxes             125                   500

Net income, assuming full dilution     $   2,637             $   8,271

Net income per common share,
  assuming full dilution (B)           $     .07             $     .23



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


                                                                              EXHIBIT 13



                            SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
                                       SELECTED FINANCIAL DATA
                               (In thousands, except per share amounts)

                                                              Fiscal Year Ended
                                       Dec 28,      Dec. 30,      Dec. 31,       Jan. 1,       Jan. 2,
                                         1996          1995          1994          1994          1993
OPERATIONS DATA

Total revenue                         $ 595,362     $ 540,345     $ 450,823     $ 353,806     $ 307,274
Income (loss) before income taxes     $  10,676     $  47,327     $  38,800     $  (6,331)    $  15,884
Net income (loss)                     $   7,771     $  35,073     $  33,134     $  (7,524)    $  14,433
Net income (loss) per share           $     .23     $    1.04     $    1.03     $    (.26)    $     .55
Average shares outstanding               34,254        33,665        32,028        29,335        26,120

BALANCE SHEET DATA

Working capital                       $ 183,428     $ 214,749     $ 168,468     $ 134,156     $  86,914
Total assets                          $ 612,009     $ 503,923     $ 435,977     $ 375,424     $ 278,759
Long-term obligations                 $  16,503     $   9,106     $  10,341     $  10,906     $  24,034
Shareholders' equity                  $ 374,809     $ 353,188     $ 291,195     $ 243,488     $ 172,502


            SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS


OVERVIEW

     Total revenue was $595.4 million in 1996 compared to $540.3 million in 1995 and $450.8 million in 1994. The Company recorded net income in 1996 of $7.8 million, compared to $35.1 million in 1995 and $33.1 million in 1994. The Company's total revenue for 1996 represents a 10% increase over 1995 and is attributed to significant increases in customer and professional service revenues in 1996 over 1995. The Company's service revenue increased 25% in 1996 over 1995 as a result of a growing number of customer installation bases and related service contracts, as well as an increase in the number of project-based sales. The decrease in net income in 1996 compared to 1995 is the result of the heavy investment made in 1996 to bring the next-generation NUMA-Q product to market in December 1996 and expand the sales and professional services organizations to leverage the capability of the new technology.


RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of total revenue:

                                               Fiscal Year Ended
                                     December 28,  December 30,  December 31,
                                        1996          1995          1994
Revenue:
  End-user products                     68.5%         69.4%        70.6%
  OEM products                           1.1           3.9          5.1
  Service                               30.4          26.7         24.3
    Total revenue                      100.0         100.0        100.0
Cost of products and service            56.7          54.8         53.7
Gross profit                            43.3          45.2         46.3
Operating expenses:
  Research and development               9.0           7.5          7.8
  Selling, general and administrative   32.1          28.7         29.7
    Total operating expenses            41.1          36.2         37.5
Operating income                         2.2           9.0          8.8
Interest income (expense), net           0.0           0.2         (0.3)
Other income (expense), net             (0.4)         (0.4)         0.1
Income before provision
  for income taxes                       1.8           8.8          8.6
Provision for income taxes               0.5           2.3          1.3
Net income                               1.3%          6.5%         7.3


REVENUE

     End-user product revenue increased $32.8 million, or 9%, from 1995 to 1996 and $56.7 million, or 18%, from 1994 to 1995. These increases have been primarily in the Company's North American and Asia Pacific geographies. The revenue growth rate from 1995 to 1996 was impacted by the Company's product transition from its Symmetry line to its next-generation NUMA-Q systems, especially in the second half of 1996. Despite the ongoing demand for Symmetry systems which are binary compatible with the NUMA-Q technology, the awareness of the pending release of the new product adversely affected Symmetry sales during 1996. Volume shipments of NUMA-Q began late in the fourth quarter of 1996.

     As anticipated, total OEM revenue continued to decline in 1996 compared to 1995 and 1994 due to decreases in revenue from Unisys Corporation. Total OEM revenue in 1996 and 1995 was $6.5 million and $20.9 million, respectively, compared to $23.1 million in 1994.

     During 1996 and 1995, the Company's customer and professional service revenue continued to increase in dollar amount and as a percentage of total revenue primarily due to the growth in customer installation bases and associated customer service/maintenance contracts, as well as a focus on selling more solutions.

     The Company has continued to benefit from its significant investment in developing worldwide sales and distribution channels. International revenue as a percentage of total revenue was 55% in 1996 and 1995, increasing from 48% in 1994. The majority of the international revenue is from Europe (particularly the United Kingdom), with the balance coming from Asia-Pacific and Canada.


COST OF SALES
                                                 Fiscal Year Ended
                                      December 28,  December 30,  December 31,
                                          1996          1995          1994

Cost of products sold as a percentage
  of product revenue                       48%           48%           48%
Cost of service as a percentage
  of service revenue                       77            75            71
Total cost of sales as a percentage
  of total revenue                         57            55            54


     The factors influencing gross margins in a given period include unit volumes (which affect economies of scale), product configuration mix, changes in component and manufacturing costs, product pricing and the mix between product and service revenue.

     Total cost of sales as a percentage of total revenue increased both in 1996 and 1995 primarily due to lower margin service increasing as a percentage of total revenue. As planned, the Company invested in expanding its professional service organization which has contributed to the overall increase of cost of service as a percentage of service revenue. The Company increased headcount in its professional service organization by approximately 38% in 1996.


RESEARCH AND DEVELOPMENT

(dollars in millions)                          Fiscal Year Ended
                                  December 28,    December 30,    December 31,
                                      1996            1995            1994

Research and development expense     $53.7           $40.9           $35.0
As a percentage of total revenue       9%              8%              8%

Software costs capitalized           $34.2           $23.4           $19.1


     Research and development expense increased 31% in 1996 compared to 1995 and 17% in 1995 compared to 1994. The Company continued to invest significantly in its new NUMA-Q architecture and software development, in addition to ongoing enhancements to existing products. Consistent with management's plans, the NUMA-Q products began shipping in the Company's fourth quarter. Research and development costs as a percentage of total revenue were approximately 9% in 1996, compared to 8% for 1995 and 1994. Management intends to make significant investments during 1997 as it continues to enhance its NUMA-Q product line.

     Capitalized software amortization was approximately $20.0 million, $16.6 million, and $12.8 million in 1996, 1995 and 1994, respectively. The Company has continued to increase its focus on software design for computing solutions and its next-generation products, resulting in greater investments in software development and products.


SELLING, GENERAL AND ADMINISTRATIVE

(dollars in millions)                           Fiscal Year Ended
                                   December 28,    December 30,    December 31,
                                       1996            1995            1994

Selling, general and administrative   $191.1          $155.0          $134.1
As a percentage of total revenue        32%             29%             30%


     The Company's selling, general and administrative costs increased both in dollars and as a percentage of revenue in 1996, as the Company made significant investments in its worldwide sales force for successful delivery of NUMA-Q at the end of 1996. During the year, the Company increased the number of sales teams by 54% worldwide.


INTEREST AND OTHER, NET

(dollars in millions)                       Fiscal Year Ended
                              December 28,     December 30,     December 31,
                                 1996             1995             1994

Interest income                  $3.0             $5.3             $3.5
Interest expense                 $3.2             $4.2             $4.7

Other income (expense), net     $(2.0)           $(2.3)            $0.5


     Interest income is primarily generated from restricted deposits held at foreign and domestic banks, short-term investments and cash and cash equivalents. Interest expense includes costs related to convertible debentures, foreign currency hedging loans, interim short-term borrowings and capital lease obligations.

     Other expense consists primarily of net gains and losses on sales of assets and discount on sale of receivables.


INCOME TAXES

     The Company provided $2.9 million for income taxes in 1996 on a net profit before tax of $10.7 million. The difference between the statutory rate and the effective tax rate is principally due to the benefit from the Company's Foreign Sales Corporation. The 1996 effective tax rate of 27.2% compares to effective rates of 25.9% in 1995 and 14.6% in 1994.


LIQUIDITY AND CAPITAL RESOURCES

     Working capital was $183.4 million at December 28, 1996 compared to $214.7 million at December 30, 1995. The Company's current ratio at December 28, 1996 and December 30, 1995 was 1.9:1 and 2.5:1, respectively.

     Although net cash provided by operations for the year ended December 28, 1996 totaled $64.1 million, cash and cash equivalents decreased by $24 million. The Company continued to make significant investments in property and equipment ($80.6 million), inventory ($13.6 million) and capitalized software ($34.2 million), primarily related to product and software development associated with its new NUMA-Q product line. Other investments included approximately $27 million in software licenses resulting from a long-term strategic partner alliance, of which approximately $15 million is included in prepaid royalties and other current assets. Other sources of funds included net proceeds of stock issuances ($11 million), notes payable ($18.8 million) and capital lease transactions ($14.7 million).

     The Company has a $20 million receivable sales facility with a group of banks. At December 28, 1996, accounts receivable in the accompanying consolidated balance sheet is net of $20 million received by the Company under this agreement to sell its domestic accounts receivable.

     The Company maintains a $70 million revolving line of credit agreement. The line is unsecured and extends through May 30,1997. The line contains certain financial covenants and prohibits the Company from paying dividends without the lenders' consent. As of December 28, 1996, $12.2 million was outstanding under the line of credit.

     The Company maintains a short-term borrowing agreement with a foreign bank to cover foreign currency exposures. Maximum borrowings allowed under the foreign bank agreement were $57.2 million, of which $44.7 million was outstanding at December 28, 1996 (based on currency exchange rates on such date).

     The Company also maintains miscellaneous borrowing arrangements with a foreign bank. At December 28, 1996, amounts outstanding under this agreement totaled $870,000.

     In addition to the above, a subsidiary of the Company issued short-term convertible notes during 1996 totaling $2.2 million, which were outstanding at December 28, 1996.

     Management expects that current funds, funds from operations and the bank lines of credit will provide adequate resources to meet the Company's anticipated operational cash requirements during 1997.


FORWARD-LOOKING STATEMENTS

     The Chairman's Letter, Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report contain information regarding growth expectations, market size, planned expenditure levels and comments relating to technology development and resulting release of future products. These statements are forward-looking statements that involve a number of risks and uncertainties. Additional forward-looking statements may be made by the Company from time to time. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: timely completion of product development and customer acceptance of the Company's NUMA-Q product line; business conditions and growth in the electronics industry and general economies, both domestic and international; lower than expected customer orders, delays in receipt of orders or cancellation of orders; competitive factors, including increased competition, new product offerings by competitors and price pressures; the availability of third party parts and supplies at reasonable prices; changes in product mix and the mix between product and service revenue; significant quarterly performance fluctuations due to the receipt of a significant portion of customer orders and product shipments in the last month of each quarter; and product shipment interruptions due to manufacturing problems.


                    SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except per share amounts)

                                                       Fiscal Year Ended
                                              Dec. 28,      Dec. 30,      Dec. 31,
                                               1996          1995          1994
Revenue:
  Product                                    $ 414,418     $ 395,941     $ 341,504
  Service                                      180,944       144,404       109,319
    Total revenue                              595,362       540,345       450,823

Costs and expenses:
  Cost of products sold                        197,702       188,232       164,991
  Cost of service revenue                      139,983       107,721        77,238
  Research and development                      53,733        40,923        35,047
  Selling, general and administrative          191,069       154,950       134,070
    Total costs and expenses                   582,487       491,826       411,346

Operating income                                12,875        48,519        39,477
Interest income                                  3,007         5,340         3,515
Interest expense                                (3,187)       (4,207)       (4,687)
Other income (expense), net                     (2,019)       (2,325)          495

Income before provision
  for income taxes                              10,676        47,327        38,800
Provision for income taxes                       2,905        12,254         5,666

Net income                                  $    7,771    $   35,073    $   33,134

Net income per share                        $     0.23    $     1.04    $     1.03

Weighted average number of common
  and common equivalent shares outstanding      34,254        33,665        32,028


The accompanying notes to consolidated financial statements are an integral part of these statements.


                  SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share amounts)

                                                    Dec. 28, 1996   Dec. 30, 1995
ASSETS
Current assets:
  Cash and cash equivalents                            $  37,979     $  61,939
  Restricted deposits                                     44,655        39,642
  Receivables, net                                       209,752       178,322
  Inventories                                             74,491        60,853
  Prepaid royalties and other                             30,577        13,464
    Total current assets                                 397,454       354,220
Property and equipment, net                              133,838        98,165
Capitalized software costs, net                           59,567        45,381
Other assets, net                                         21,150         6,157
    Total assets                                       $ 612,009     $ 503,923

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                        $  59,925     $  41,146
  Accounts payable and other                              88,119        60,095
  Accrued payroll                                         24,853        11,723
  Unearned revenue                                        30,787        21,466
  Income taxes payable                                     3,017         4,981
  Current obligations under capital leases and debt        7,325            60
    Total current liabilities                            214,026       139,471
Other accrued expenses                                     6,671         2,158
Long-term obligations under capital leases and debt       16,503         9,106
    Total liabilities                                    237,200       150,735

Commitments and contingencies (Notes 6 and 12)

Shareholders' equity:
  Common stock, $.01 par value, 100,000 shares
    authorized, 34,188 and 33,221 shares outstanding         342           332
  Paid-in capital                                        313,159       302,186
  Retained earnings                                       60,715        52,945
  Foreign currency translation adjustment                    593        (2,275)
    Total shareholders' equity                           374,809       353,188
    Total liabilities and shareholders' equity         $ 612,009     $ 503,923


The accompanying notes to consolidated financial statements are an integral part of these statements.


                              SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                               (In thousands)


                                                                           Retained       Foreign
                                                                           earnings       currency
                                         Common Stock        Paid-in     (accumulated    translation
                                       Shares     Amount     capital        deficit)     adjustment      Total
Balance, January 1, 1994               30,245      $302      $265,910      $(15,262)      $(7,462)      $243,488

Common shares issued                    1,115        12        12,235             -             -         12,247
Net income                                  -         -             -        33,134             -         33,134
Foreign currency translation
     adjustment                             -         -             -             -         2,326          2,326
Balance, December 31, 1994             31,360       314       278,145        17,872        (5,136)       291,195

Common shares issued                    1,798        18        18,298             -             -         18,316
Tax benefit of option exercises             -         -         4,743             -             -          4,743
Conversion of debentures                   63         -         1,000             -             -          1,000
Net income                                  -         -             -        35,073             -         35,073
Foreign currency translation
     adjustment                             -         -             -             -         2,861          2,861
Balance, December 30, 1995             33,221       332       302,186        52,945        (2,275)       353,188

Common shares issued                      967        10         9,622             -             -          9,632
Tax benefit of option exercises             -         -           175             -             -            175
Warrants issued                             -         -         1,176             -             -          1,176
Net income                                  -         -             -         7,771             -          7,771
Foreign currency translation
     adjustment                             -         -             -             -         2,868          2,868
Rounding                                    -         -             -            (1)            -             (1)
Balance, December 28, 1996             34,188      $342      $313,159      $ 60,715        $  593       $374,809


The accompanying notes to consolidated financial statements are an integral part of these statements.


                                SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (In thousands)

                                                                      Fiscal Year Ended
                                                      Dec. 28, 1996     Dec. 30, 1995     Dec. 31, 1994
Cash flow from operating activities:
  Net income                                            $   7,771         $ 35,073          $ 33,134
  Reconciliation of net income
    to net cash and cash equivalents provided
    by operating activities-
      Depreciation and amortization                        65,534           52,094            44,600
  Changes in assets and liabilities-
      Receivables, net                                    (31,430)         (44,751)          (18,010)
      Inventories                                         (13,638)         (12,155)           (2,833)
      Prepaid royalties and other                         (17,113)            (652)             (403)
      Accounts payable and other                           28,024           13,351           (17,072)
      Accrued payroll                                      13,130              (71)              891
      Unearned revenue                                      9,321           11,750             2,593
      Income taxes payable                                 (1,964)           1,131             2,835
      Other accrued expenses                                4,513               58               314
  Net cash provided by
      operating activities                                 64,148           55,828            46,049

Cash flow from investing activities:
  Restricted deposits                                      (5,013)          19,795           (27,158)
  Investments                                                  --               --             5,000
  Purchases of property and equipment, net                (80,617)         (38,923)          (40,256)
  Capitalized software costs                              (34,170)         (23,444)          (19,116)
  Foreign currency translation adjustment                   2,868            2,861             2,326
  Other assets, net                                       (15,600)          (4,262)              399
    Net cash used for investing activities               (132,532)         (43,973)          (78,805)

Cash flow from financing activities:
  Notes payable, net                                       18,779          (18,291)           27,158
  Proceeds (payments) under capital lease obligations      14,662             (719)           (3,293)
  Long-term debt payments, net                                 --             (256)              (51)
  Stock issuance proceeds, net                             10,983           23,059            12,247
    Net cash provided by financing activities              44,424            3,793            36,061

Net increase (decrease) in cash and cash equivalents      (23,960)          15,648             3,305
Cash and cash equivalents at beginning
  of period                                                61,939           46,291            42,986
Cash and cash equivalents at end of period              $  37,979         $ 61,939          $ 46,291


The accompanying notes to consolidated financial statements are an integral part of these statements.

                SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Sequent Computer Systems, Inc. and subsidiaries ("Sequent" or the "Company") was incorporated in January 1983. Sequent is a provider of scalable data center ready open systems solutions for large organizations spanning diverse industries. Sequent designs, manufactures and markets high-performance symmetric multiprocessing (SMP) and Cache Coherent Non-Uniform Memory Access (CC-NUMA) computer systems and operating environment software. The Company's systems are widely used for large-scale on-line transaction processing (OLTP), applications in decision support systems (DSS) and data warehouses, for custom applications built upon relational database management systems (RDBMS), and as the central server in client-server architectures. Sequent's project-oriented offerings include a complete portfolio of customer, professional and education services to solve complex Information Technology
(IT) problems. The Company has an established set of partnerships with other software, hardware and services providers to deliver complete solutions to its customers.

     Principles of Consolidation.   The Company's fiscal year is based on a
52-53 week year ending the Saturday closest to December 31. The consolidated financial statements of the Company include accounts of Sequent Computer Systems, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and profits have been eliminated.

     The financial statements and transactions of the Company's foreign subsidiaries are maintained in their functional currencies and translated into U.S. dollars for purposes of consolidation. Translation adjustments are accumulated as a separate component of shareholders' equity. Gains and losses resulting from transactions denominated in a currency other than an entity's functional currency are included in other income (expense) in the consolidated statements of operations. Net losses aggregating $0.3 million and $0.8 million, for 1995 and 1996 respectively, were realized from such transactions. During 1994 the Company realized a net pretax gain of $1.1 million as a result of positive impact of changes in exchange rates, primarily in the United Kingdom.

     Revenue Recognition and Receivables. Revenue from product sales is generally recognized upon shipment; however, depending upon contract terms, revenue recognition may be deferred until customer acceptance or clarification of funding. Revenue is recognized as earned on the straight-line basis over the term of customer service/maintenance contracts, and on either the percentage-of-completion or milestone achievement basis for professional service contracts.

     Receivables are shown net of allowance for doubtful accounts of $2.8 million at both December 28, 1996 and December 30, 1995.

     The Company has an agreement with a group of banks to sell, without recourse, undivided ownership interests in a revolving pool consisting of substantially all of the Company's domestic accounts receivable for a maximum of $20 million. The agreement expires May 30, 1997. At December 28, 1996 and December 30, 1995, accounts receivable in the accompanying consolidated balance sheets is net of $20 million and $14 million, respectively, received by the Company under this agreement.

     The Company had no single customer that represented greater than 10% of total revenue in 1996, 1995 and 1994.

     Inventories. Inventories are stated at the lower of cost or market. Costs are determined using the first-in, first-out (FIFO) method and include material, labor and manufacturing overhead.

     Prepaid Licenses and Royalties. The Company has entered into agreements with various vendors which provide for prepayment of future licenses and royalties based on sales of certain software. Prepaid licenses and royalties were $28.4 million at December 28, 1996 and $3.6 million at December 30, 1995, and are stated at the lower of cost or net realizable value. Approximately $16.1 million and $1.2 million were included in prepaid royalties and other current assets at December 28, 1996 and December 30, 1995, respectively. Such prepaid amounts are realized by receipt of reverse royalties from the vendors based upon software sales by the vendor, and/or by charging cost of products sold for certain software sales by the Company.

     Property and Equipment. Property and equipment are stated at cost and depreciated over their estimated useful lives, ranging from three to five years, on the straight-line method. Leasehold improvements and equipment held under capital leases are amortized on the straight-line basis over the shorter of the asset life or lease term. Maintenance and repairs are expensed as incurred.

     Research and Development. Software development costs for certain projects are capitalized from the time technological feasibility is established to the time the resulting software product is first shipped. Capitalized software costs are stated at the lower of cost or net realizable value and are shown net of accumulated amortization of $38.4 million at December 28, 1996 and $58.3 million at December 30, 1995. Amortization, generally based on a three-year straight-line basis, was $20 million in 1996, $16.6 million in 1995 and $12.8 million in 1994. All other research and development costs are expensed as incurred.

     Income Taxes. The Company's general practice is to reinvest the earnings of its foreign subsidiaries in those operations, unless it would be advantageous to the Company to repatriate the foreign subsidiaries' retained earnings.

     Per Share Information. Primary earnings per share is computed based on the weighted average number of common and dilutive common equivalent shares outstanding. Outstanding stock options, net of assumed buy-back, are common stock equivalents. The computation of fully dilutive earnings per share also assumes conversion of the remaining 7.5% Convertible Subordinated Debentures issued April 1992 when it would be dilutive. A fully diluted earnings per share amount is not shown as the effect of the debentures would be antidilutive.

     Consolidated Statement of Cash Flows. The Company considers short-term investments which are highly liquid, readily convertible into cash and having original maturities of less than three months to be cash equivalents for purposes of the statement of cash flows.

     Total cash expenditures for income taxes were $5.9 million, $5.3 million and $2.3 million during 1996, 1995 and 1994, respectively. Interest paid does not differ materially from interest expense.

     Non-cash investing and financing activities include the following: 1996 - 300,000 stock warrants, valued at $1.2 million using the Black-Scholes pricing model, were issued in exchange for other non-current assets; 1995 - $1 million of Convertible Debentures were converted into 63,000 shares of common stock.

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

     Reclassifications. Certain prior year amounts have been reclassified to conform to fiscal 1996 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

     New Accounting Pronouncements. In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 allows companies to choose whether to account for stock-based compensation on a fair value method or to continue to account for stock-based compensation under the current intrinsic value method as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company adopted SFAS 123 during 1996, and has elected to continue to follow the provisions of APB Opinion No. 25. (Note 8)


2.   INVENTORIES
          (in thousands)
                                     December 28,     December 30,
                                        1996             1995

               Raw materials          $ 14,205          $ 9,385
               Work-in-progress          2,166            1,736
               Finished goods           58,120           49,732

                                      $ 74,491         $ 60,853

     Finished goods inventory includes evaluation systems aggregating $30.8 million and $15.7 million as of December 28, 1996 and December 30, 1995, respectively. Such systems are located at potential customer sites for demonstration.

3.   PROPERTY AND EQUIPMENT
          (in thousands)
                                         December 28,     December 30,
                                             1996             1995

        Land                             $   5,037        $   5,037
        Operational equipment              174,662          134,897
        Furniture and office equipment      89,951           67,010
        Leasehold improvements              22,584           15,974
                                           292,234          222,918

        Less accumulated depreciation
          and amortization                (158,396)        (124,753)
                                         $ 133,838        $  98,165

     Depreciation and amortization charged to expense totaled $44.9 million in 1996, $35.0 million in 1995 and $31.8 million in 1994.

4.   NOTES PAYABLE

     The Company has an unsecured line of credit agreement with a group of banks which provides short-term borrowings up to $70 million (increased in the third quarter of 1996 from $50 million). The line of credit agreement contains financial covenants, including covenants relating to net worth, ratio of liabilities to net worth and limitations on net operating losses, and prohibits the Company from paying dividends without the group of banks' consent. The line of credit agreement extends through May 30, 1997. At December 28, 1996, $12.2 million was outstanding under this line of credit agreement. At December 30, 1995, there were no borrowings outstanding under the line of credit. The interest rate on this borrowing at December 28, 1996 was 8.25%

     The Company has a short-term borrowing agreement with a foreign bank as a hedge to cover certain foreign currency exposures. Borrowings under the agreement are denominated in various foreign currencies. Proceeds from the borrowings are converted into U.S. dollars and placed in a term deposit account with the foreign bank. The deposits, which are classified as restricted deposits in the accompanying consolidated balance sheets, are pledged to the foreign bank so long as borrowings under the agreement are outstanding. During July 1996, the Company re-negotiated the agreement and extended it through July 1997. The foreign bank, without cause, can terminate the agreement at any time. At December 28, 1996, maximum borrowings allowed under the agreement were $57.2 million. Amounts outstanding were $44.7 million and $39.6 million at December 28, 1996 and December 30, 1995, respectively. The maximum borrowing limit is denominated in specified foreign currencies and fluctuates with the change in foreign exchange rates. The average interest rate on these borrowings at December 28, 1996 was 4.8%.

     In addition to the above borrowing agreements, the Company has entered into certain other miscellaneous borrowing arrangements with a foreign bank. Amounts outstanding were $0.9 million and $1.5 million at December 28, 1996 and December 30, 1995, respectively. The interest rate on these borrowings was 1.5% at December 28, 1996.

     During 1996 a U.S. subsidiary of the Company entered into a financing arrangement with third parties for $2.2 million, of which $1 million is with a related party. The financing consists of short-term convertible notes with an interest rate of 10% due February 23, 1997. At the option of the holders, the notes may be converted into capital stock of the subsidiary.

5.       OBLIGATIONS UNDER CAPITAL LEASES AND LONG-TERM DEBT

     In April 1992, the Company issued $20 million of 7.5% Convertible Subordinated Debentures ("Convertible Debentures" or "Debentures") due March 31, 2000. In conjunction with the Company's equity offering in 1993, $9.9 million of the Debentures were converted into 626,000 shares of common stock and are no longer classified as long-term debt. The Convertible Debentures are convertible into the Company's common stock at the option of the holders at an initial conversion price of $15.81 per share. Under this provision, in August 1995, an additional $1.0 million of the debentures were converted into 63,000 shares of common stock, further reducing long-term debt. Beginning on June 30, 1997, the Company is required to make quarterly principal payments of $1.7 million through 1998 to retire the outstanding Debentures. The balance outstanding on the Debentures was $9.1 million at both December 28, 1996 and December 30, 1995. At December 28, 1996, $5.0 million is classified as current obligations. The Convertible Debentures are callable at the option of the Company after five years. The Debentures contain certain financial covenants, including restrictions on additional debt, minimum net worth levels and a prohibition on the payment of dividends.

     Sequent leases certain equipment under five-year capital leases. These lease terms require maintenance of certain financial ratios and generally include a fair market value purchase option at the end of the lease. The cost of equipment under capital leases was $0.3 million and $0.4 million at the end of 1996 and 1995, respectively. Accumulated amortization was $0.1 million and $0.3 million, respectively. These leased assets are pledged as security for capital lease obligations.

     In addition to the above capital leases, the Company entered into a sales-leaseback transaction in September 1996 under which certain operating equipment with a net book value of $12.2 million was sold for $15.3 million and then leased back under a capital lease. The related lease terms stipulate monthly payments ranging from $274,000 to $341,000 over the five-year lease term beginning September 1996 at an annual interest rate of 7.4%. The resulting gain of $3.1 million has been recorded under "Other Accrued Expenses" and is being amortized in proportion to the related equipment depreciation over three years. The terms of the lease include an asset buy-back provision at the end of the lease for the then fair market value of the assets at the Company's option. Future minimum lease payments are as follows:

                1997                             $  3,285
                1998                                3,285
                1999                                3,960
                2000                                4,095
                2001                                2,730
     Total minimum lease payments                  17,355

     Less amount representing interest             (2,849)

     Present value of minimum lease payments     $ 14,506



6.   OPERATING LEASE COMMITMENTS

     Sequent is committed under operating leases for office space and manufacturing facilities. Future minimum lease payments are as follows:

     (in thousands)

                      1997                   $19,052
                      1998                    16,468
                      1999                    13,051
                      2000                    10,558
                      2001 and thereafter     22,390
                                             $81,519

     Rent expense for operating leases was $17.4 million, $14.9 million and $15.1 million in 1996, 1995 and 1994, respectively.


7.   INCOME TAXES

     Pre-tax income from continuing operations for the last three fiscal years was taxed under the following jurisdictions:

     (in thousands)

                                     Fiscal     Fiscal     Fiscal
                                      1996       1995       1994

     Domestic                      $  5,593    $ 29,556   $ 27,332
     Foreign                          5,083      17,771     11,468
       Total                       $ 10,676    $ 47,327   $ 38,800

     The provision (benefit) for income taxes was as follows:

                                     Fiscal     Fiscal     Fiscal
                                      1996       1995       1994

     Current:
       Federal                     $   789    $  5,890    $ 1,420
       Foreign                       3,109       5,435      3,769
       State                           164         355         96
                                     4,062      11,680      5,285

     Deferred:
       Federal                        (900)         --         --
       Foreign                        (257)        574        381
                                    (1,157)        574        381

     Total provision               $ 2,905    $ 12,254    $ 5,666





Deferred tax liabilities (assets) are comprised of the following components:

     (in thousands)
                                                Dec. 28,     Dec. 30,
                                                  1996         1995

     Research and development                  $ 22,998     $ 17,534
     Other                                        1,567        2,929
     Gross deferred tax liabilities              24,565       20,463

     Net operating loss carryforwards:
       Domestic                                 (24,985)     (21,677)
       Foreign                                   (7,965)      (8,733)
     Credit carryforwards                       (12,741)     (10,720)
     Expenses not currently deductible           (7,971)      (7,586)
     Depreciation                                (1,596)        (798)
     Revenue currently taxable                   (1,399)        (945)
     Inventory basis differences                   (556)      (1,337)
     Restructuring costs                            (71)        (188)
     Gross deferred tax assets                  (57,284)     (51,984)
     Deferred tax asset valuation allowance      31,583       31,542
     Net deferred tax liability (asset)        $ (1,136)    $     21


The provision for income taxes differs from the amount of income taxes determined by applying the U.S. statutory federal tax rate to pre-tax income due to the following:

                                            Fiscal     Fiscal     Fiscal
                                             1996       1995       1994

     Statutory federal tax rate             35.0%      35.0%      35.0%
     State taxes, net of federal benefit     4.2        4.2        4.2
     Tax benefit from Foreign
       Sales Corporation                    (6.8)      (1.6)      (3.9)
     Tax provision on foreign earnings      (0.9)      (2.1)      (0.1)
     Realized benefit from net
       operating losses                     (1.3)      (9.6)     (20.9)
     Other, net                             (3.0)        --        0.3
                                            27.2%      25.9%      14.6%


     The deferred tax asset valuation allowance in fiscal years 1994-1996 is attributed to U.S. federal, state, and foreign deferred tax assets. Management believes sufficient uncertainty exists with regard to the realizability of such assets that a valuation allowance of $31.6 million has been provided at December 28, 1996. When and if these reserved deferred tax assets are ultimately realized, $15.5 million will reduce the Company's federal and state tax provision and $16.1 million will be credited to paid-in capital (related to stock option deductions).

     In accordance with FAS 109, the valuation allowance is allocated pro-rata to federal, state, and foreign current and non-current deferred tax assets. The net deferred tax asset at December 28, 1996 and the net deferred tax liability at December 30, 1995 reflect foreign liabilities offset by U.S. assets.

     The Company has accumulated unused research and development credits of $5.0 million for income tax purposes. These credits expire from 1998-2011. The Company also has Alternative Minimum Tax Credits (AMT) which may be carried forward indefinitely and certain state tax credits which expire from 1997-2001.

     The Company may realize tax benefits as a result of the exercise of certain employee stock options. For financial reporting purposes, any reduction in income tax obligations as a result of these tax benefits is credited to paid-in capital. During 1996 and 1995, $175,000 and $4.7 million of benefits were credited to paid-in capital, respectively, with a related reduction in current taxes payable. No benefits were recognized in 1994.

     An income tax provision has not been recorded for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries as the undistributed earnings have been and will continue to be reinvested in operations outside the United States.

8.   SHAREHOLDERS' EQUITY

     Common Stock. In 1995, $1.0 million of convertible debentures were converted into 63,000 shares of common stock. (Note 5)

     Stock Compensation Plans. At December 28, 1996, the Company had the following stock-based compensation plans:

Stock Option Plans

At December 28, 1996 the Company had options outstanding to employees and non-employees under the following Stock Option Plans: 1984 Employee Stock Option Plan and 1984 Nonstatutory Stock Option Plan (the "1984 Plans"), the 1987 Employee Stock Option Plan and 1987 Nonstatutory Stock Option Plan (the "1987 Plans"), the 1989 Stock Incentive Plan (the "1989 Plan"), the 1995 Stock Incentive Plan and the 1996 Stock Option Plan. Options granted after May 18, 1995 were made under the 1995 Stock Incentive Plan and the 1996 Stock Option Plan. As of December 28, 1996, the Company has reserved a total of 12,365,000 shares of common stock for issuance under these Plans, of which 6,909,440 shares were outstanding at December 28, 1996. Employee and non-employee options vest over varying time periods, generally ranging from one to four years, as long as, in the case of employees, the optionee remains employed by Sequent. Option prices generally have been at 85% or greater of the fair market value of the common stock on the date of grant. Options generally expire ten years from the date of the grant.

Employee Stock Purchase Plan

In September 1987, Sequent established an Employee Stock Purchase Plan. Under the plan, Sequent is authorized to grant rights to purchase up to 5,550,000 shares of common stock in a series of eighteen-month offerings. At December 28, 1996, there were 1,674,002 shares available for future purchase. Substantially all employees are eligible to receive rights under the plan.
The purchase price is the lesser of 85% of the fair market value of the common stock on the date of commencement of the offering or on the date of purchase. During 1996, 1995 and 1994, Sequent issued 682,864, 576,423 and 467,479 shares under the plan, respectively.

Statement of Financial Accounting Standards No. 123

During 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock Based Compensation," which defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost related to stock options issued to employees under these plans using the method of accounting prescribed by the Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in this Statement has been applied.

The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in APB 25 and related
Interpretations. Accordingly, no compensation cost has been recognized in the consolidated statements of operations for its stock-based compensation plans other than for performance-based awards.

Had compensation cost for the other stock-based compensation plans been determined based on the fair value at the grant dates for awards under these plans consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

   (in thousands)                         Fiscal       Fiscal
                                           1996         1995

   Net income (loss)     As reported      $7,771      $35,073
                         Pro forma          (709)      30,959


   Primary earnings (loss)
   per share             As reported       $0.23       $1.04
                         Pro forma         (0.02)       0.91

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1995 and 1996:

                                          Fiscal      Fiscal
                                           1996        1995

   Risk-free interest rate                 6.05%       6.33%
   Expected dividend yield                   --          --
   Expected lives                        3 years     4 years
   Expected volatility                       50%         55%

The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions for 1995 and 1996:

                                          Fiscal      Fiscal
                                           1996        1995

   Risk-free interest rate                 5.58%       5.23%
   Expected dividend yield                   --          --
   Expected lives                         1 year      1 year
   Expected volatility                       50%         55%

The weighted-average per share fair value of those purchase rights granted in 1995 and 1996 was $15.51 and $13.15, respectively.



A summary of the status of the Company's stock option plans as of December 28, 1996 and December 30, 1995, and changes during the years ending on those dates is presented below:

                                   (in thousands, except per share)
                                                  Fiscal                           Fiscal
                                                   1996                             1995
                                                     Weighted-Average                    Weighted-Average
                                          Shares        per share           Shares          per share
                                       under option   Exercise Price     under option     Exercise Price
Outstanding at beginning
  of year                                 5,068          $ 14.26             4,432          $ 11.63
Granted:
  Price = Fair Value                      3,353            12.60             1,716            18.21
  Price < Fair Value                      1,196            11.12               612            14.90
Exercised                                  (196)            8.53            (1,056)            9.68
Forfeited                                (2,512)           16.55              (636)           14.78
Outstanding at
  end of year                             6,909            12.27             5,068            14.26
Options exercisable
  at year-end                             1,446                              1,276

Weighted-average per share fair value of
  options granted during the year        $ 3.69                             $ 8.46


The following table summarizes information about stock options outstanding at December 28, 1996:

                                 OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                                                                                                  Weighted-
                       Number      Weighted-Average   Weighted-Average           Number            Average
   Range of         Outstanding        Remaining          per share           Exercisable          per share
Exercise Prices     at 12/28/96    Contractual Life     Exercise Price        at 12/28/96        Exercise Price

    $0 - $10.50      1,573,560        7.0  years          $  9.55               553,826            $  8.61
$10.63 - $11.88      1,700,109        8.1                   11.38               264,476              11.59
$11.90 - $13.88      1,435,227        7.7                   12.86               272,295              13.28
$13.92 - $14.00      1,502,886        8.0                   14.00                  --                  --
$14.03 - $22.31        697,658        7.3                   15.62               355,511              15.77

 $0.00 - $22.31      6,909,440        7.7                   12.27             1,446,108              11.79



9.     GEOGRAPHIC SEGMENT INFORMATION

     Information about the Company's foreign operations and export sales is provided in the table below. Foreign revenue is that which is produced by identifiable assets located in foreign countries while export revenue is that which is generated by identifiable assets located in the United States.

 (in thousands)

                              Fiscal          Fiscal           Fiscal
                               1996            1995             1994
Revenue:
  United States           $  270,571       $  244,029      $   233,246
  Foreign:
    Europe                   262,396          242,133          177,320
    Other                     41,443           32,784           24,624
  Export:
    Other                     20,952           21,399           15,633
                         $   595,362       $  540,345      $   450,823
Operating income (loss):
  United States          $     5,825       $   27,184      $    27,773
  Foreign:
    Europe                     7,424           18,290            9,444
    Other                       (374)           3,045            2,260
                        $     12,875       $   48,519      $    39,477
Identifiable assets:
  United States         $    448,527       $  367,196      $   321,857
  Foreign:
    Europe                   148,727          123,614          105,232
    Other                     14,755           13,113            8,888
                        $    612,009       $  503,923      $   435,977

     Intercompany sales between geographic areas, primarily from the United States to Europe, were $155.7 million during 1996, $131.0 million during 1995 and $111.1 million during 1994.

10.     FOREIGN CURRENCY EXPOSURE

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

     In addition to the arrangements described in Note 4, at December 28, 1996, the Company also has a forward exchange contract denominated in Japanese yen with a contract amount of approximately $2.8 million. This forward contract is used to hedge certain intercompany payables. The Company has also purchased off-setting currency options and calls used to hedge certain anticipated but not yet firmly committed transactions expected to be recognized within one year. Gains and losses on such contracts have not been significant to date.

11.     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments.

     Cash and cash equivalents, restricted deposits, receivables, notes payable, accounts payable and other and current obligations under capital leases and debt are reflected in the consolidated financial statements at fair value because of the short-term maturity of these instruments.

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

12.     COMMITMENTS AND CONTINGENCIES

     Lawsuits arise during the normal course of business. In the opinion of management, none of the pending lawsuits will result in a significant impact on the consolidated results of operations or financial position.


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Sequent Computer Systems, Inc.


     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Sequent Computer Systems, Inc. and its subsidiaries at December 28, 1996 and December 30, 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

Portland, Oregon
January 23, 1997



QUARTERLY FINANCIAL DATA (unaudited)
(In thousands, except per share amounts)


                      Total           Gross            Net         Earnings
                     Revenue          Profit          Income      Per Share

Fiscal 1996
  First quarter     $ 120,745      $   51,481      $     598      $   0.02
  Second quarter      142,587          61,203          3,306          0.10
  Third quarter       148,785          66,132          1,355          0.04
  Fourth quarter      183,245          78,861          2,512          0.07
    Year           $  595,362      $  257,677      $   7,771      $   0.23

Fiscal 1995
  First quarter    $  116,099      $   52,689      $   5,953      $   0.18
  Second quarter      139,207          65,082         11,010          0.33
  Third quarter       133,215          59,565          7,441          0.22
  Fourth quarter      151,824          67,056         10,668          0.31
    Year           $  540,345      $  244,392      $  35,073*     $   1.04


     *The sum of quarterly net income does not equal annual net income due to rounding.



                       MARKET INFORMATION (unaudited)

     Sequent's Common Stock has been traded on the NASDAQ National Market System since April 1987 under the symbol SQNT. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for the common stock as reported on the NASDAQ National Market System.

                                 High              Low

1996:
  First quarter              $   14.88          $  10.31
  Second quarter             $   14.88          $  11.88
  Third quarter              $   13.88          $  10.88
  Fourth quarter             $   18.25          $  12.50

1995:
  First quarter              $   20.63          $  15.56
  Second quarter             $   18.63          $  14.44
  Third quarter              $   25.25          $  17.88
  Fourth quarter             $   19.50          $  14.38


     At December 28,1996, there were approximately 1,134 shareholders of record of the Company's common stock and 34.2 million shares outstanding. The Company has never paid cash dividends on its common stock. The Company intends to retain earnings for use in its business and, therefore, does not anticipate paying cash dividends in the foreseeable future. In addition, the Company's bank line of credit agreement and the agreements relating to the Company's Convertible Debentures prohibit payment of dividends without the lenders' consent.



                                                                   EXHIBIT 21

                 SEQUENT COMPUTER SYSTEMS, INC. - SUBSIDIARIES



ENTERPRISE FINANCE COMPANY (Oregon)

SEQUENT EXPORT, INC. (Barbados)

DP APPLICATIONS, INC. (Oregon)

CANADA:

     SEQUENT COMPUTER SYSTEMS (CANADA) LIMITED

EUROPE:

     SEQUENT COMPUTER SYSTEMS LIMITED (United Kingdom)

     SEQUENT COMPUTER SYSTEMS A.B. (Sweden)

     SEQUENT COMPUTER SYSTEMS GmbH (Germany)

     SEQUENT COMPUTER SYSTEMS, S.A. (France)

     SEQUENT COMPUTER SYSTEMS, B.V. (Netherlands)

     SEQUENT COMPUTER SYSTEMS, spol. s r.o. (Czechoslovakia)

     OPEN TOOL INTERNATIONAL, B.V. (Netherlands)

     SEQUENT COMPUTER SYSTEMS S. r. I. (Italy)

     SEQUENT COMPUTER SYSTEMS CJSC (Russia)

JAPAN:

     SEQUENT COMPUTERS JAPAN CO., LTD

ASIA:

     SEQUENT COMPUTER SYSTEMS (N.Z.) LIMITED (New Zealand)

     SEQUENT COMPUTER SYSTEMS AUSTRALIA PTY. LIMITED

     SEQUENT COMPUTER SYSTEMS ASIA LIMITED (Hong Kong)

     SEQUENT COMPUTER SYSTEMS (SINGAPORE) PTE. LIMITED

                                                              EXHIBIT 23

Consent of Independent Accountants




We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-16428, 33-16463, 33-33338, 33-36836, 33-39315,
33-39657, 33-40941, 33-40942, 33-63972, 33-63974, 33-59147 and 33-59611) of
Sequent Computer Systems, Inc. of our report dated January 23, 1997 appearing in the Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules.





PRICE WATERHOUSE LLP


Portland, Oregon
March 21, 1997