Form 10-Q
period 1997-03-29
SEQUENT COMPUTER SYSTEMS INC /OR/
filed 1997-05-12
CIK 811716

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-Q


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 29, 1997 or
( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
        __________.

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


34,851,645 common shares were issued and outstanding as of April 26, 1997.


                      SEQUENT COMPUTER SYSTEMS, INC.

                      PART I. FINANCIAL INFORMATION



                                                                     Page No.
Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets - March 29, 1997
          and December 28, 1996                                          3

          Consolidated Statements of Operations - Three
          months ended March 29, 1997 and March 30, 1996                 4

          Consolidated Statements of Shareholders' Equity -
          December 31, 1994 through March 29, 1997                       5

          Consolidated Statements of Cash Flows - Three
          months ended March 29, 1997 and March 30, 1996                 6

          Notes to Consolidated Financial Statements                     7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           10


                      PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                              14

     (a)  Exhibit 11 - Statement regarding computation of
          earnings per share.                                           15

     (b) No reports on Form 8-K were filed by the Company during the fiscal quarter ended March 29, 1997.


SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - Unaudited
(in thousands, except per share amounts)



                                              March 29, 1997     Dec. 28, 1996

ASSETS
Current assets:
  Cash and cash equivalents                    $     35,941      $     37,979
  Restricted deposits                                31,878            44,655
  Receivables, net                                  185,716           209,752
  Inventories                                        84,807            74,491
  Prepaid royalties and other                        34,738            30,577
     Total current assets                           373,080           397,454

Property and equipment, net                         139,981           133,838
Capitalized software costs, net                      61,762            59,567
Other assets, net                                    20,931            21,150
     Total assets                              $    595,754      $    612,009

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                $     56,198      $     59,925
  Accounts payable and other                         74,575            88,119
  Accrued payroll                                    17,261            24,853
  Unearned revenue                                   35,023            30,787
  Income taxes payable                                2,822             3,017
  Current obligations under capital leases
  and debt                                            8,978             7,325
     Total current liabilities                      194,857           214,026

Other accrued expenses                                6,884             6,671
Long-term obligations under capital leases
and debt                                             14,418            16,503
     Total liabilities                              216,159           237,200

Shareholders' equity:
  Common stock, $.01 par value,
    34,840 and 34,188 shares outstanding                348               342
  Paid-in capital                                   322,458           315,316
  Retained earnings                                  61,423            60,715
  Foreign currency translation adjustment            (4,634)           (1,564)
     Total shareholders' equity                     379,595           374,809
     Total liabilities and shareholders'
       equity                                  $    595,754      $    612,009


See notes to consolidated financial statements.


SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited
(in thousands, except per share amounts)



                                                  Three Months Ended
                                         Mar. 29, 1997          Mar. 30, 1996

Revenue:
  Product                                $    105,567            $    81,109
  Service                                      51,807                 39,636
    Total revenue                             157,374                120,745

Costs and expenses:
  Cost of products sold                        50,455                 38,653
  Cost of service revenue                      38,799                 30,611
  Research and development                     15,442                 12,262
  Selling, general and administrative          50,250                 38,245
    Total  costs and expenses                 154,946                119,771

Operating income                                2,428                    974

Interest, net                                  (1,250)                   213
Other, net                                       (142)                  (363)

Income before provision for income taxes        1,036                    824
Provision for income taxes                        328                    226
Net income                                $       708            $       598

Net income per share                      $       .02            $       .02

Weighted average number of common
  and common equivalent shares
  outstanding                                  36,643                 33,616



See notes to consolidated financial statements.


SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - Unaudited
(In thousands)


                                                                   Retained     Foreign
                                                                   earnings     currency
                                      Common Stock      Paid-in  (accumulated  translation
                                    Shares    Amount    capital    deficit)    adjustment      Total

Balance, December 31, 1994          31,360      314     278,145     17,872       (5,136)      291,195

Common shares issued                 1,798       18      20,455          -            -        20,473
Tax benefit of option exercises          -        -       4,743          -            -         4,743
Conversion of debentures                63        -       1,000          -            -         1,000
Net income                               -        -           -     35,073            -        35,073
Foreign currency translation
  adjustment                             -        -           -          -          704           704
Balance, December 30, 1995          33,221      332     304,343     52,945       (4,432)      353,188

Common shares issued                   967       10       9,622          -            -         9,632
Tax benefit of option exercises          -        -         175          -            -           175
Warrants issued                          -        -       1,176          -            -         1,176
Net income                               -        -           -      7,771            -         7,771
Foreign currency translation
  adjustment                             -        -           -          -        2,868         2,868
Rounding                                 -        -           -         (1)           -            (1)
Balance, December 28, 1996          34,188      342     315,316     60,715       (1,564)      374,809

Common shares issued                   652        6       6,879          -            -         6,885
Tax benefit of option exercises          -        -         263          -            -           263
Net income                               -        -           -        708            -           708
Foreign currency translation
  adjustment                             -        -           -          -       (3,070)       (3,070)
Balance, March 29, 1997             34,840    $ 348   $ 322,458   $ 61,423     $ (4,634)    $ 379,595


See notes to consolidated financial statements.


SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
(in thousands)


                                                     Three Months Ended
                                              Mar. 29, 1997     Mar. 30, 1996

Cash flow from operating activities:
  Net income                                    $     708         $     598
  Reconciliation of net income to net cash
    provided by operating activities -
      Depreciation and amortization                19,515            14,641
      Changes in assets and liabilities -
        Receivables, net                           24,036            33,891
        Inventories                               (10,316)          (15,159)
        Prepaid royalties and other                (4,161)           (4,104)
        Accounts payable and other                (13,544)           (5,419)
        Accrued payroll                            (7,592)            2,193
        Unearned revenue                            4,236             3,660
        Income taxes payable                         (195)             (113)
        Other accrued expenses                        231               472
        Other, net                                    (27)              (60)
          Net cash provided by operating
          activities                               12,891            30,600

Cash flow from investing activities:
  Restricted deposits                              12,777             1,957
  Purchases of property and equipment, net        (19,237)          (17,220)
  Capitalized software costs                       (8,388)           (7,531)
  Foreign currency translation adjustment          (3,070)           (1,194)
          Net cash used for investing activities  (17,918)          (23,988)

Cash flow from financing activities:
  Notes payable, net                               (3,727)           (3,182)
  Proceeds (payments) under capital lease
  obligations                                        (443)              244
    Long-term debt proceeds, net                       11                --
    Stock issuance proceeds, net                    7,148             2,470
          Net cash provided (used) by financing
          activities                                2,989              (468)

Net increase (decrease) in cash and
cash equivalents                                   (2,038)            6,144
Cash and cash equivalents at beginning of period   37,979            61,939

Cash and cash equivalents at end of period       $ 35,941          $ 68,083


See notes to consolidated financial statements.


              SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 29, 1997

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report and Form 10-K for the fiscal year ended December 28, 1996.

The Company's fiscal year is based on a 52-53 week year ending the Saturday closest to December 31. The accompanying consolidated financial statements include the accounts of Sequent Computer Systems, Inc. and its wholly-owned subsidiaries (the Company or Sequent). All significant intercompany accounts and transactions have been eliminated. The results for interim periods are not necessarily indicative of the results for the entire year.

Reclassifications

Reclassifications have been made to amounts in certain prior years. These changes had no impact on previously reported results of operations.

Recently Issued Accounting Standard

In March 1997, the FASB issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 applies to entities with publicly held common stock and is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 replaces APB Opinion 15, Earnings Per Share, and simplifies the computation of EPS by replacing the presentation of primary EPS with a presentation of basic EPS. The impact of the SFAS 128 EPS calculation for the first quarter of 1997 is not material. See Exhibit 11 for the computation of average shares outstanding and earnings per share.

Accounts Receivable

At March 29, 1997, accounts receivable in the accompanying consolidated balance sheet is net of $20 million received by the Company under its agreement to sell its domestic accounts receivables.

Inventories

Inventories consist of the following:
(in thousands)
                                                Mar. 29,     Dec. 28,
                                                  1997         1996

Raw materials                                  $ 16,417     $ 14,205
Work-in-progress                                  5,045        2,166
Finished goods                                   63,345       58,120
                                               $ 84,807     $ 74,491


Property and Equipment

Property and equipment consist of the following:
(in thousands)
                                                Mar. 29,     Dec. 28,
                                                  1997         1996

Land                                           $   5,037    $   5,037
Operational equipment                            188,488      174,662
Furniture and office equipment                    94,207       89,951
Leasehold improvements                            23,271       22,584
                                                 311,003      292,234
Less accum. depr. & amort.                      (171,022)    (158,396)
                                               $ 139,981    $ 133,838

Research and Development

Amortization of capitalized software costs, generally based on a three-year life, was $6.2 million and $4.8 million for the three month periods ended March 29, 1997 and March 30, 1996, respectively.

Notes Payable

The Company has an unsecured line of credit agreement with a group of banks which provides short-term borrowings of up to $70 million. The line of credit agreement extends through May 30, 1997. At March 29, 1997, $20.5 million was outstanding under this line of credit agreement. There were no borrowings outstanding under the line of credit at March 30, 1996. The interest rate on this borrowing at March 29, 1997 was 8.5%.

The Company has a short-term borrowing agreement with a foreign bank as a hedge to cover certain foreign currency exposures. Borrowings under the agreement are denominated in various foreign currencies. Proceeds from the borrowings are converted into U.S. dollars and placed in a term deposit account with the foreign bank. At March 29, 1997, maximum borrowings allowed under the agree-ment were approximately $54.3 million. The maximum borrowing limit is denomi-nated in specified foreign currencies and fluctuates with the change in foreign exchange rates. Amounts outstanding were $31.9 million at March 29, 1997.

In addition to the above borrowing agreements, the Company has entered into certain other miscellaneous borrowing arrangements with a foreign bank. At March 29, 1997 and March 30, 1996, $1.6 million and $0.3 million were out-standing, respectively.

During 1996 a U.S. subsidiary of the Company entered into a financing arrangement with third parties for $2.2 million, of which $1 million is with a related party. The financing consists of short-term convertible notes with an an interest rate of 10%. The notes may be converted into capital stock of the subsidiary after February 23, 1997 at the option of the holders.

Obligations under Capital Leases and Long-Term Debt

In April 1992, the Company issued $20 million of 7.5% Convertible Subordinated Debentures ("Convertible Debentures" or "Debentures") due March 31, 2000. In conjunction with the Company's equity offering in 1993, $9.9 million of the Debentures were converted into 626,000 shares of common stock and are no longer classified as long-term debt. The Convertible Debentures are convertible into the Company's common stock at the option of the holders at an initial conversion price of $15.81 per share. Under this provision, in August 1995, an additional $1.0 million of the Debentures were converted into 63,000 shares of common stock, further reducing long-term debt. Beginning on June 30, 1997, the Company is required to make quarterly principal payments of $1.7 million through 1998 to retire the outstanding Debentures. The balance outstanding on the Debentures was $9.1 million at both March 29, 1997 and December 28, 1996. At March 29, 1997, $6.7 million is classified as current obligations. The Convertible Debentures are callable at the option of the Company after five years. The Debentures contain certain financial covenants, including restrictions on additional debt, minimum net worth levels and a prohibition on the payment of dividends.

Income Taxes

The Company's general practice is to reinvest the earnings of its foreign subsidiaries operations, unless it would be advantageous to the Company to repatriate the foreign subsidiaries' retained earnings. The effective tax rate differs from the statutory tax rate principally due to the benefit from the Company's foreign sales corporation.

Significant Customers

The Company operates primarily in one business segment which includes the design, manufacture and marketing of high-performance computer systems and operating environment software. Project-oriented offerings include a comprehensive portfolio of customer, professional and education services to solve complex Information Technology problems. Approximately 16% of the Company's revenues in the first quarter of 1997 were from one customer.

Geographic Segment Information

Export and foreign revenue was $79.7 million (50% of total revenue) for the three months ended March 29, 1997. Export and foreign revenue was $64 million (53% of total revenue) for the corresponding period in 1996. The Company's United States operations generated operating income of $8.5 million for the three months ended March 29, 1997 and foreign operations generated net operating losses of $6.1 million. The results of comparable periods in 1996 were operating income of $1.3 million for the United States operations and operating losses of $0.3 million for the Company's foreign operations.

Forward Looking Statements

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            March 29, 1997


OVERVIEW

Total revenue was $157.4 million in the first quarter of 1997 compared to $120.7 million in the first quarter of 1996. Net income was $0.7 million in the first quarter of 1997 compared to $0.6 million in the first quarter of 1996. Factors contributing to the 30% increase in total revenue in the first quarter of 1997 compared to the same period in 1996 included sales from the Company's new NUMA-Q 2000 product line and an overall increase in the number and size of new projects. Net income was roughly flat in the first quarter of 1997 compared to the first quarter in 1996 and is attributed to continued levels of R&D and SG&A spending as a percentage of revenue. The expenses reflect the increase in sales and professional service headcount in 1996 as well as continued investment in research and development and other expenses related to the worldwide rollout of the Company's new product line, NUMA-Q 2000.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of total revenue:

                                                        Three months ended
                                                      March 29,     March 30,
                                                        1997          1996
Revenue:
  End-user products                                     64.5%         63.1%
  OEM products                                           2.6           4.1
  Service                                               32.9          32.8
    Total revenue                                      100.0         100.0
Cost of products and service                            56.7          57.4
Gross profit                                            43.3          42.6
Operating expenses:
  Research and development                               9.8          10.2
  Selling, general and administrative                   32.0          31.6
    Total operating expenses                            41.8          41.8
Operating income                                         1.5           0.8
Interest income (expense), net                          (0.8)          0.2
Other income (expense), net                             (0.1)         (0.3)
Income before provision
  for income taxes                                       0.6           0.7
Provision for income taxes                               0.2           0.2
Net income                                               0.4%          0.5%


REVENUE

The Company's product sales increased significantly in the first quarter of 1997 over the same period in 1996. Factors contributing to this increase include a continued, solid year-to-year growth in the number and size of projects, as well as a strong demand for the Company's new NUMA-Q product line, which was formally introduced in February 1997. Sales of NUMA-Q products represented 34% of total product revenue in the first quarter of 1997. Strong growth in the number and size of project sales which included services contributed to the 31% increase in service revenue in the first quarter of 1997 compared to the same period in 1996. The Company has continued to see growth in its foreign operations. International revenue was $79.7 million in the first quarter of 1997 compared to $64 million in the first quarter of 1996. The majority of this increase is from operations in the United Kingdom. As expected, OEM revenue has continued to decline as a percentage of total revenue as the Company has focused its investment into its direct sales organization and indirect channels other than OEM partners.

COST OF SALES

The factors influencing gross margins in a given period generally include unit volumes (which affect economies of scale), product configuration mix, changes in component and manufacturing costs, product pricing and the mix between product and service revenue. The Company's overall product gross margins were approximately 52% for the first quarter of 1997 as well as the first quarter of 1996. Included in product margins in the first quarter of 1997 were favorable margins from sales of the Company's new NUMA-Q product line. These margins were partially offset by lower margin sales of the Company's Symmetry products. The Company's service gross margins increased slightly in the first quarter of 1997 over the same period in 1996. Factors contributing to the increase included pricing and mix of service offerings between customer and
professional service, as well as overall growth in service revenue.   The
Company expanded its professional services organization significantly during 1996 which has contributed to the increase in cost of service revenue in the first quarter of 1997 over the same period in 1996. The Company increased its professional services headcount by approximately 23% since the first quarter in 1996. Professional service revenue has increased approximately 33% in the first quarter of 1997 compared to the same period in 1996.

RESEARCH AND DEVELOPMENT

Consistent with management's plans, the Company has continued to invest significantly in its new NUMA-Q architecture and software development, as well as ongoing enhancements to existing products. Research and development expense as a percentage of total revenue was 10% in both the first quarter of 1997 and 1996, compared to 9% for the fiscal year 1996 and 8% for 1995. The Company intends to continue with substantial investments over the remainder of 1997 to enhance its new NUMA-Q 2000 product line which was formally introduced to the marketplace in the first quarter of 1997.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $50.2 million and $38.2 million for the three months ended March 29, 1997 and March 30, 1996, respectively. This increase is the result of investments made by the Company for the worldwide rollout of its new NUMA-Q product line, which was introduced to the marketplace in the first quarter of 1997. In 1996, the Company expanded its sales organization through significant increases in headcount.
At March 29, 1997 the number of sales executives was approximately 250 compared to 194 at March 30, 1996. As a percentage of revenue, selling, general and administrative expenses have remained relatively flat compared to the first quarter of 1996.

INTEREST AND OTHER, NET

Interest income is primarily generated from restricted deposits held at foreign and domestic banks, short-term investments and cash and cash equivalents. Interest expense includes costs related to convertible debentures, foreign currency hedging loans, interim short-term borrowing and capital lease obligations. Interest income and expense for the first quarter of 1997 was $0.6 million and $1.9 million respectively, and $0.9 million and $0.7 million for the same period in 1996. The Company's use of funds for its continued investment in its new NUMA-Q product line is a factor in the increase in interest expense in the first quarter of 1997 over the same period in 1996.

Other expense consists primarily of net gains and losses on sale of assets and discount on sale of receivables.

The provision for income taxes includes benefits related to the Company's foreign sales corporation and the utilization of available domestic and foreign tax attributes carried forward from prior years. The effective tax rate for the first quarter of 1997 was 32%, compared to 27% for the corresponding period in 1996 and overall annual effective tax rate for 1996. The increase in the rate is due mainly to limited tax attribute carryforwards available in fiscal year 1997 and the dilution of permanent tax benefits such as the foreign sales corporation due to differences in pre-tax earnings year over year.


LIQUIDITY AND CAPITAL RESOURCES

Working capital was $178.2 million at March 29, 1997 compared to $183.4 million at December 28, 1996. The Company's current ratio at March 29, 1997 and December 28, 1996 was 1.9:1.

Although net cash provided by operations during the three months ended March 29, 1997 totaled $12.9 million, cash and cash equivalents decreased by $2 million. The Company continued to make significant investments in property and equipment ($19.2 million), inventories ($10.3 million) and capitalized software ($8.4 million), primarily related to product and software development associated with its new NUMA-Q product line. Sources of funds primarily included net decreases in account receivables ($24 million) and net proceeds from issuances of stock ($7 million).

The Company has a $20 million receivable sales facility with a group of banks. At March 29, 1997 accounts receivable in the accompanying consolidated balance sheet is net of $20 million received by the Company under this agreement to sell its domestic accounts receivable.

The Company maintains a $70 million revolving line of credit agreement. The line is unsecured and extends through May 30, 1997. The line contains certain financial covenants and prohibits the Company from paying dividends without the lenders' consent. At March 29, 1997, $20.5 million was outstanding under the line of credit.

The Company maintains a short-term borrowing agreement with a foreign bank to cover foreign currency exposures. Maximum borrowings allowed under the foreign bank agreement were $54.3 million, of which $31.9 million was outstanding at March 29, 1997 (based on currency exchange rates on such date).

The Company also maintains miscellaneous borrowing arrangements with a foreign bank. At March 29, 1997, $1.6 million was outstanding under this agreement.

In addition to the above, a subsidiary of the Company issued short-term convertible notes during 1996 totaling $2.2 million, which are outstanding at March 29, 1997.

Management expects that current funds, funds from operations and the bank lines of credit will provide adequate resources to meet the Company's anticipated operational cash requirements during the remainder of 1997.





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


                                   Date:    May 12, 1997


                              EXHIBIT INDEX



                                                                  Sequential
Exhibit No.                    Description                         Page No.

   11                 Statement regarding computation
                      of earnings per share                           15



SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES                    EXHIBIT 11
STATEMENT SHOWING CALCULATION OF AVERAGE
COMMON SHARES OUTSTANDING AND EARNINGS
PER AVERAGE COMMON SHARE
(in thousands, except per share amounts)


                                                    Three Months Ended
                                            March 29, 1997     March 30, 1996

Weighted average number
  of common shares outstanding                   34,427             33,298

Application of the "treasury
  stock" method to the stock option
  and employee stock purchase plans (A)           2,217                318

Weighted average of common stock
  equivalent shares attributable
  to convertible debentures                        575                 575

  Total common and common
    equivalent shares, assuming
    full dilution                               37,219              34,191



Net income                                   $     708           $     598

Add:
  Interest on convertible debentures,
  net of applicable income taxes                   114                 119

Net income, assuming full dilution           $     822           $     717

Net income per common share,
  assuming full dilution (B)                 $     .02           $     .02




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