Form 10-Q
period 1997-06-28
SEQUENT COMPUTER SYSTEMS INC /OR/
filed 1997-07-25
CIK 811716

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 28, 1997 or
( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
        __________.

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


35,373,935 common shares were issued and outstanding as of July 22, 1997.


                      SEQUENT COMPUTER SYSTEMS, INC.

                      PART I. FINANCIAL INFORMATION



                                                                    Page No.
Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets - June 28, 1997 and
           December 28, 1996                                             3

           Consolidated Statements of Operations - Three months
           and six months ended June 28, 1997 and June 29, 1996          4

           Consolidated Statements of Shareholders' Equity -
           December 30, 1995 through June 28, 1997                       5

           Consolidated Statements of Cash Flows - Six months
           ended June 28, 1997 and June 29, 1996                         6

           Notes to Consolidated Financial Statements                    7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          10


                       PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                             14

       (a) Exhibit 10.13 - Form of Underwriting Agreement.         15 - 35

           Exhibit 11 - Statement regarding computation of
           earnings per share.                                          36

       (b) No reports on Form 8-K were filed by the Company during the fiscal quarter ended June 28, 1997.



SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - Unaudited
(in thousands, except per share amounts)



                                              June 28, 1997     Dec. 28, 1996

ASSETS
Current assets:
  Cash and cash equivalents                   $     54,688      $     37,979
  Restricted deposits                               46,349            44,655
  Receivables, net                                 237,239           209,752
  Inventories                                       82,262            74,491
  Prepaid royalties and other                       33,741            30,577
    Total current assets                           454,279           397,454

Property and equipment, net                        139,162           133,838
Capitalized software costs, net                     63,232            59,567
Other assets, net                                   20,189            21,150
    Total assets                              $    676,862       $   612,009

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                               $     78,889       $    59,925
  Accounts payable and other                        96,408            88,119
  Accrued payroll                                   23,115            24,853
  Unearned revenue                                  51,388            30,787
  Income taxes payable                               3,225             3,017
  Current obligations under capital
   leases and debt                                   8,953             7,325
    Total current liabilities                      261,978           214,026

Other accrued expenses                               8,858             6,671
Long-term obligations under capital
 leases and debt                                    13,711            16,503
    Total liabilities                              284,547           237,200

Shareholders' equity:
  Common stock, $.01 par value,
   35,133 and 34,188 shares outstanding                351               342
  Paid-in capital                                  326,309           315,316
  Retained earnings                                 70,020            60,715
  Foreign currency translation adjustment           (4,365)           (1,564)
    Total shareholders' equity                     392,315           374,809
    Total liabilities and shareholders'
     equity                                   $    676,862      $    612,009


See notes to consolidated financial statements.



SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited
(in thousands, except per share amounts)


                                            Three Months Ended             Six Months Ended
                                       June 28, 1997  June 29, 1996  June 28, 1997  June 29, 1996

Revenue:
  Product                                 $ 154,422     $  99,549     $ 259,989     $ 180,658
  Service                                    56,231        43,038       108,038        82,674
    Total revenue                           210,653       142,587       368,027       263,332

Costs and expenses:
  Cost of products sold                      78,590        47,494       129,045        86,147
  Cost of service revenue                    42,198        33,890        80,997        64,501
  Research and development                   16,476        12,265        31,918        24,527
  Selling, general and administrative        59,583        44,422       109,833        82,667
    Total costs and expenses                196,847       138,071       351,793       257,842

Operating income                             13,806         4,516        16,234         5,490

Interest, net                                  (786)          214        (2,036)          427
Other, net                                     (432)         (201)         (574)         (564)

Income before provision for income taxes     12,588         4,529        13,624         5,353
Provision for income taxes                    3,991         1,223         4,319         1,449
Net income                                $   8,597     $   3,306     $   9,305     $   3,904

Net income per share                      $    0.23     $    0.10     $    0.25     $    0.12

Weighted average number of common
  and common equivalent shares
  outstanding                                36,830        34,165        36,736        33,891


See notes to consolidated financial statements.


SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - Unaudited
(In thousands)


                                                                                     Foreign
                                                                           currency
                                 Common Stock      Paid-in    Retained    translation
                               Shares    Amount    capital    earnings     adjustment     Total

Balance, December 30, 1995     33,221     $332     $304,343    $52,945      $ (4,432)   $353,188

Common shares issued              967       10        9,622          -             -       9,632
Tax benefit of option exercises     -        -          175          -             -         175
Warrants issued                     -        -        1,176          -             -       1,176
Net income                          -        -            -      7,771             -       7,771
Foreign currency translation
  adjustment                        -        -            -          -         2,868       2,868
Rounding                            -        -            -         (1)            -          (1)
Balance, December 28, 1996     34,188      342      315,316     60,715        (1,564)    374,809

Common shares issued              652        6        6,879          -             -       6,885
Tax benefit of option exercises     -        -          263          -             -         263
Net income                          -        -            -        708             -         708
Foreign currency translation
  adjustment                        -        -            -          -        (3,070)     (3,070)
Balance, March 29, 1997        34,840      348      322,458     61,423        (4,634)    379,595

Common shares issued              293        3        3,763          -             -       3,766
Tax benefit of option exercises     -        -           88          -             -          88
Net income                          -        -            -      8,597             -       8,597
Foreign currency translation
  adjustment                        -        -            -          -           269         269
Balance, June 28, 1997         35,133     $351     $326,309    $70,020      $ (4,365)   $392,315


See notes to consolidated financial statements.


SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
(in thousands)


                                                      Six Months Ended
                                                June 28, 1997  June 29, 1996

Cash flow from operating activities:
  Net income                                         $  9,305      $  3,904
  Reconciliation of net income to net cash
   provided by operating activities -
     Depreciation and amortization                     40,342        30,108
     Changes in assets and liabilities -
       Receivables, net                               (27,487)       43,047
       Inventories                                     (7,771)      (13,762)
       Prepaid royalties and other                     (3,164)      (11,840)
       Accounts payable and other                       8,289          (323)
       Accrued payroll                                 (1,738)        4,866
       Unearned revenue                                20,601         5,202
       Income taxes payable                               208           277
       Other accrued expenses                           2,187         4,277
       Other, net                                          (3)          (21)
         Net cash provided by operating activities     40,769        65,735

Cash flow from investing activities:
  Restricted deposits                                  (1,694)       11,408
  Purchases of property and equipment, net            (32,114)      (36,309)
  Capitalized software costs                          (16,762)      (16,178)
  Intangibles and other assets                            509       (13,479)
  Foreign currency translation adjustment              (2,801)       (1,197)
    Net cash used for investing activities            (52,862)      (55,755)

Cash flow from financing activities:
  Notes payable, net                                   18,964       (12,912)
  Proceeds (payments) under capital lease obligations  (1,164)          216
  Stock issuance proceeds, net                         11,002         3,066
    Net cash provided (used) by financing activities   28,802        (9,630)

Net increase in cash and cash equivalents              16,709           350
Cash and cash equivalents at beginning of period       37,979        61,939

Cash and cash equivalents at end of period           $ 54,688      $ 62,289


See notes to consolidated financial statements.


         SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         June 28, 1997

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

Recently Issued Accounting Standard

In March 1997, the FASB issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 applies to entities with publicly held common stock and is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 replaces APB Opinion 15, Earnings Per Share, and simplifies the computation of EPS by replacing the presentation of primary EPS with a presentation of basic EPS. The impact of the SFAS 128 EPS calculation for the second quarter of 1997 is not material. See Exhibit 11 for the computation of average shares outstanding and earnings per share.

Accounts Receivable

At June 28, 1997, accounts receivable in the accompanying consolidated balance sheet is net of $20 million received by the Company under its agreement to sell its domestic accounts receivable.

Inventories

Inventories consist of the following:
(in thousands)
                               June 28,        Dec. 28,
                                 1997            1996

Raw materials                 $ 16,971        $ 14,205
Work-in-progress                 2,823           2,166
Finished goods                  62,468          58,120
                              $ 82,262        $ 74,491


Property and Equipment

Property and equipment consist of the following:
(in thousands)
                                        June 28,       Dec. 28,
                                           1997           1996

Land                                  $    5,037     $    5,037
Operational equipment                    196,142        174,662
Furniture and office equipment            93,554         89,951
Leasehold improvements                    24,630         22,584
                                         319,363        292,234
Less accum. depr. & amort.              (180,201)      (158,396)
                                       $ 139,162     $  133,838

Research and Development

Amortization of capitalized software costs, generally based on a three-year life, was $13.1 million and $9.6 million for the six months ended June 28, 1997 and June 29, 1996, respectively.

Notes Payable

The Company has an unsecured line of credit agreement with a group of banks which provides short-term borrowings of up to $80 million. The line of credit agreement extends through May 29, 1998. At June 28, 1997, $30.8 million was outstanding under this line of credit agreement. There were no borrowings outstanding under the line of credit at June 29, 1996. The interest rate on this borrowing at June 28, 1997 was 7.2%.

The Company has a short-term borrowing agreement with a foreign bank as a hedge to cover certain foreign currency exposures. Borrowings under the agreement are denominated in various foreign currencies. Proceeds from the borrowings are converted into U.S. dollars and placed in a term deposit account with the foreign bank. At June 28, 1997, maximum borrowings allowed under the agreement were approximately $54.2 million. The maximum borrowing limit is denominated in specified foreign currencies and fluctuates with the change in foreign exchange rates. Amounts outstanding were $46.3 million and $28.2 million at June 28, 1997 and June 29, 1996, respectively.

In addition to the above borrowing agreements, the Company has entered into certain other miscellaneous borrowing arrangements with a foreign bank. At June 28, 1997, $1.7 million was outstanding. There were no borrowings outstanding under these borrowing arrangements at June 29, 1996.

During the third quarter of 1996, a U.S. subsidiary of the Company entered into a financing arrangement with third parties for $2.2 million, of which $1 million is with a related party. The financing consisted of short-term convertible notes with an interest rate of 10%. During the second quarter of 1997, the notes were converted into preferred stock of the subsidiary.

Obligations under Capital Leases and Long-Term Debt

In April 1992, the Company issued $20 million of 7.5% Convertible Subordinated Debentures ("Convertible Debentures" or "Debentures") due March 31, 2000. In conjunction with the Company's equity offering in 1993, $9.9 million of the Debentures were converted into 626,000 shares of common stock and are no longer classified as long-term debt. The Convertible Debentures are convertible into the Company's common stock at the option of the holders at an initial conversion price of $15.81 per share. Under this provision, in August 1995, an additional $1.0 million of the Debentures were converted into 63,000 shares of common stock, further reducing long-term debt. Under the agreement, the Company is required to make quarterly principal payments of $1.7 million beginning June 30, 1997, unless waived by the noteholders, through 1998 to retire the outstanding Debentures. The first principal payment due June 30, 1997 has been waived by all noteholders. Notwithstanding any other potential waivers, a principal payment of $1.7 million is due on September 30, 1997.
The balance outstanding on the Debentures was $9.1 million at both June 28, 1997 and June 29, 1996. At June 28, 1997, $6.7 million is classified as current obligations. As of April of 1997, the Convertible Debentures are callable at the option of the Company. The Debentures contain certain financial covenants, including restrictions on additional debt, minimum net worth levels and a prohibition on the payment of dividends.

Income Taxes

The Company's general practice is to reinvest the earnings of its foreign subsidiaries operations, unless it would be advantageous to the Company to repatriate the foreign subsidiaries' retained earnings. The effective tax rate differs from the statutory tax rate principally due to the benefit from the Company's foreign sales corporation.

Significant Customers

The Company operates primarily in one business segment which includes the design, manufacture and marketing of high-performance computer systems and operating environment software. Project-oriented offerings include a comprehensive portfolio of customer, professional and education services to solve complex Information Technology problems. Approximately 25% of the Company's revenues in the second quarter of 1997 were from one customer.

Geographic Segment Information

Export and foreign revenue was $97.9 million (47% of total revenue) for the three months ended June 28, 1997 and $177.6 million (48% of total revenue) for the first six months of 1997. Export and foreign revenue was $66.4 million and $130.4 million (46% and 49% of total revenue, respectively) for the corresponding periods in 1996. The Company's United States operations generated operating income of $20.4 million for the three months ended June 28, 1997 and $21.7 million for the first six months of 1997. Foreign operations generated net operating losses of $6.6 million for the quarter ended June 28, 1997, compared to net operating losses of $6.9 million for the first six months of 1997. Comparable periods in 1996 included"break-even" results and net operating losses of $0.3 million for the three months ended June 29, 1996 and first six months of 1996 respectively.


                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             June 28, 1997


OVERVIEW

Total revenue was $210.7 million and $368.0 million for the second quarter and first six months of 1997, respectively. Total revenue for the same periods in 1996 was $142.6 million and $263.3 million. Net income was $8.6 million and $9.3 million for the second quarter and first six months of 1997, respectively, compared to $3.3 million and $3.9 million for the same periods in 1996. Total revenue increases of 48% and 40% for the second quarter and first six months of 1997 over the same periods in 1996 included product revenue increases of 55% and 44%. Product revenue increases were the result of substantial growth in sales of the Company's NUMA-Q products in 1997, as well as continued increases in major account project sales to new and existing customers.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of total revenue:


                                     Three months ended   Six months ended
                                      June 28, June 29,   June 28, June 29,
                                         1997     1996       1997     1996
Revenue:
  End-user products                      73.3     68.9%      69.5%    66.2%
  OEM products                              -      1.0        1.1      2.4
  Service                                26.7%    30.1       29.4     31.4
    Total revenue                       100.0    100.0      100.0    100.0
Cost of products and service             57.3     57.1       57.1     57.2
Gross profit                             42.7     42.9       42.9     42.8
Operating expenses:
  Research and development                7.8      8.6        8.7      9.3
  Selling, general and administrative    28.3     31.2       29.8     31.4
    Total operating expenses             36.1     39.8       38.5     40.7
Operating income                          6.6      3.1        4.4      2.1
Interest income (expense), net           (0.4)     0.2       (0.5)     0.2
Other (expense), net                     (0.2)    (0.1)      (0.2)    (0.2)
Income before provision
  for income taxes                        6.0      3.2        3.7      2.1
Provision for income taxes                1.9      0.9        1.2      0.6
Net income                                4.1%     2.3%       2.5%     1.5%


REVENUE

Strong growth in the Company's total revenue included substantial increases in product and service revenue. Product revenue increased 55% in the second quarter of 1997 over the second quarter of 1996, primarily resulting from strong sales of NUMA-Q products in 1997. The NUMA-Q product line, formally introduced into the marketplace in the first quarter of 1997, represented approximately 67% of product revenue during the second quarter of 1997. The Company's strong growth in product sales that included service contracts contributed to significant increases in total service revenue. Service revenue increased approximately 31% in the second quarter and first six months of 1997 over the same periods in 1996. As a percentage of total revenue, however, service revenue decreased, which was mainly the result of the substantial increases in product revenue. Also contributing to the Company's overall revenue growth in 1997 over 1996 were sales from its foreign operations, particularly from the European subsidiaries. The Company's international operations increased 47% in the second quarter of 1997 over the second quarter of 1996, with the majority of the increase coming from operations in the United Kingdom. As expected, OEM revenue has continued to decline as a percentage of total revenue as the Company has focused its investment into its direct sales organization and indirect channels other than OEM partners.

COST OF SALES

The factors influencing gross margins in a given period generally include unit volumes (which affect economies of scale), product configuration mix, changes in component and manufacturing costs, product pricing and the mix between product and service revenue. The Company's overall product gross margins were approximately 49% and 52% for the three month and six month periods ended June 28, 1997 and June 29, 1996, respectively. These decreases in product margins were mainly due to a significant increase in third party product sales during the second quarter of 1997 which yield lower gross margins than standard Sequent products. The percentage of sales from the Company's higher margin NUMA-Q products continued to increase during the second quarter of 1997, as well as in the first six months of 1997. The Company's overall gross margins were affected by lower margin sales of the Company's Symmetry products, which, as expected, are continuing to represent a lower percentage of the Company's overall sales.

RESEARCH AND DEVELOPMENT

During the first half of 1997, research and development expenses increased in total as the Company continues to invest heavily in enhancements to its NUMA-Q product technology. Total research and development expenses increased 34% and 30% in the second quarter and first six months of 1997 over the same periods in 1996. As a percentage of revenue, however, these expenses have decreased slightly due to the Company's significant revenue growth in 1997 compared to 1996. Research and development costs capitalized were approximately $16.8 million and $16.2 million in the first six months of 1997 and 1996, respectively, but decreased slightly in the second quarter of 1997 over the same period in 1996, mainly as a result of a major software release in the second quarter of 1997. For the remainder of 1997 the Company plans to continue making significant investments related to enhancements in its NUMA-Q product line and development of a product offering featuring the Windows NT operating system.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased 34% and 33% in the second quarter and first six months of 1997, respectively, over the same periods in 1996. These increases were primarily due to costs associated with the Company's sales organization, mainly from commissions on increased revenues in 1997 and from other expenses resulting from the substantial increase in headcount during 1996. However, as a percentage of revenue, these expenses have decreased for the same periods in 1997 compared to 1996. In the second quarter and first six months of 1997, selling, general and administrative expenses were 28% and 30% of total revenue, respectively. In 1996, selling, general and administrative expenses were 31% for both the second quarter and first six months.

INTEREST AND OTHER, NET

Interest income is primarily generated from restricted deposits held at foreign and domestic banks, short-term investments and cash and cash equivalents. Interest expense includes costs related to convertible debentures, foreign currency hedging loans, interim short-term borrowing and capital lease obligations. Interest income for the second quarter and first six months of 1997 was $0.8 million and $1.5 million respectively, and $0.7 million and $1.6 million for the same periods in 1996. Interest expense for the same periods in 1997 and 1996 was $1.6 million and $3.5 million and $0.5 million and $1.2 million, respectively. The Company's use of funds for its continued investment in its NUMA-Q product line, expansion of the sales channel and related increase in short-term borrowings were factors in the increase in interest expense in 1997 over 1996.

Other expense consists primarily of net realized and unrealized foreign exchange gains and losses and discount on sale of receivables.

INCOME TAXES

The provision for income taxes includes benefits related to the Company's foreign sales corporation and the utilization of available domestic and foreign tax attributes carried forward from prior years. The effective tax rate for the second quarter and first six months of 1997 was 32%, compared to 27% for the corresponding periods in 1996 and the overall annual effective tax rate for 1996. The increase in the rate is due mainly to limited tax attribute carryforwards available in fiscal year 1997 and the dilution of permanent tax benefits such as the foreign sales corporation due to differences in pre-tax earnings year over year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $192.3 million at June 28, 1997 compared to $183.4 million at December 28, 1996. The Company's current ratio at June 28, 1997 and December 28, 1996 was 1.7:1 and 1.9:1, respectively.

Net cash provided by operations during the six months ended June 28, 1997 totaled $40.8 million and cash and cash equivalents increased by $16.7 million. The Company continued to make significant investments in property and equipment ($32.1 million), inventories ($7.8 million) and capitalized software ($16.8 million), primarily related to product and software development associated with its new NUMA-Q product line. Sources of funds primarily included net proceeds from notes payable ($19.0 million) and issuances of stock ($11.0 million).

The Company has a $20 million receivable sales facility with a group of banks. At June 28, 1997 accounts receivable in the accompanying consolidated balance sheet is net of $20 million received by the Company under this agreement to sell its domestic accounts receivable.

The Company maintains an $80 million revolving line of credit agreement. The line is unsecured and extends through May 29, 1998. The line contains certain financial covenants and prohibits the Company from paying dividends without the lenders' consent. At June 28, 1997, $30.8 million was outstanding under the line of credit.

The Company maintains a short-term borrowing agreement with a foreign bank to cover foreign currency exposures. Maximum borrowings allowed under the foreign bank agreement were $54.2 million, of which $46.3 million was outstanding at June 28, 1997 (based on currency exchange rates on such date).

The Company also maintains a miscellaneous borrowing arrangement with a foreign bank. At June 28, 1997, $1.7 million was outstanding under this agreement.

On July 14, 1997, the Company filed a registration statement with the Securities and Exchange Commission covering the offer and sale of 5,250,000 shares (excluding over-allotment options) of Common Stock to the public (approximately 4,200,000 shares by the Company and 1,050,000 shares by selling shareholders). Management expects that current funds, funds from operations and the bank lines of credit along with anticipated net proceeds from the sale of Common Stock will provide adequate resources to meet the Company's anticipated operational cash requirements for at least the next twelve months.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SEQUENT COMPUTER SYSTEMS, INC.



                                  /S/ Robert S. Gregg
                                  By Robert S. Gregg
                                  Sr. Vice President of Finance and Legal and
                                  Chief Financial Officer


                                  Date:    July 24, 1997



                                EXHIBIT INDEX



                                                                    Sequential
Exhibit No.                      Description                         Page No.

  10.13                  Form of Underwriting Agreement              15 - 35

  11                     Statement regarding computation
                         of earnings per share                            36



FORM OF UNDERWRITER AGREEMENT                                   EXHIBIT 10.13











                              5,250,000 Shares

                      SEQUENT COMPUTER SYSTEMS, INC.

                      COMMON STOCK, $0.01 PAR VALUE




                          UNDERWRITING AGREEMENT




                         ______________, 1997





                                                        _______________, 1997


Morgan Stanley & Co. Incorporated
Cowen & Company
SoundView Financial Group, Inc.
c/o Morgan Stanley & Co. Incorporated
1585 Broadway
New York, New York 10036

Morgan Stanley & Co. International Limited
Cowen & Company
SoundView Financial Group, Inc.
c/o Morgan Stanley & Co. International Limited
25 Cabot Square
Canary Wharf
London E14 4QA
England

Dear Sirs and Mesdames:

Sequent Computer Systems, Inc., an Oregon corporation (the "Company"), proposes to issue and sell to the several Underwriters (as defined below), and certain stockholders of the Company (the "Selling Stockholders") named in
Schedule III hereto, severally propose to sell to the several Underwriters, an aggregate of 5,250,000 shares of the Company's Common Stock, $0.01 per share par value (the "Firm Shares"), of which 4,199,439 shares are to be issued and sold by the Company and 1,050,561 shares are to be sold by the Selling Stockholders, each Selling Stockholder selling the amount set forth opposite such Selling Stockholder's name in Schedule III hereto. The Company and the Selling Stockholders are hereinafter sometimes collectively referred to as the "Sellers."

It is understood that, subject to the conditions hereinafter stated, 4,200,000 Firm Shares (the "U.S. Firm Shares") will be sold to the several U.S. Underwriters named in Schedule I hereto (the "U.S. Underwriters") in connection with the offering and sale of such U.S. Firm Shares in the United States and Canada to United States and Canadian Persons (as such terms are defined in the Agreement Between U.S. and International Underwriters of even date herewith), and 1,050,000 Firm Shares (the "International Shares") will be sold to the several International Underwriters named in Schedule II hereto (the "International Underwriters") in connection with the offering and sale of such International Shares outside the United States and Canada to persons other than United States and Canadian Persons. Morgan Stanley & Co. Incorporated and Cowen & Company and SoundView Financial Group, Inc. shall act as representatives (the "U.S. Representatives") of the several U.S. Underwriters, and Morgan Stanley & Co. International Limited and Cowen & Company and SoundView Financial Group, Inc. shall act as representatives (the "International Representatives") of the several International Underwriters. The U.S. Underwriters and the International Underwriters are hereinafter collectively referred to as the Underwriters.

The Company also proposes to issue and sell to the several U.S.
Underwriters not more than an additional 787,500 shares of the Company's Common Stock, $0.01 per share par value (the "Additional Shares") if and to the extent that the U.S. Representatives shall have determined to exercise, on behalf of the U.S. Underwriters, the right to purchase such shares of common stock granted to the U.S. Underwriters in Section 2 hereof. The Firm Shares and the Additional Shares are hereinafter collectively referred to as the "Shares." The shares of Common Stock, $0.01 per share par value, of the Company to be outstanding after giving effect to the sales contemplated hereby are hereinafter referred to as the "Common Stock."

The Company has filed with the Securities and Exchange Commission (the "Commission") a registration statement relating to the Shares. The registration statement contains two prospectuses to be used in connection with the offering and sale of the Shares: the U.S. prospectus, to be used in connection with the offering and sale of Shares in the United States and Canada to United States and Canadian Persons, and the international prospectus, to be used in connection with the offering and sale of Shares outside the United States and Canada to persons other than United States and Canadian Persons. The international prospectus is identical to the U.S. prospectus except for the outside front cover page. The registration statement as amended at the time it becomes effective, including the information (if any) deemed to be part of the registration statement at the time of effectiveness pursuant to Rule 430A under the Securities Act of 1933, as amended (the "Securities Act"), is hereinafter referred to as the "Registration Statement"; the U.S. prospectus and the international prospectus in the respective forms first used to confirm sales of Shares are hereinafter collectively referred to as the "Prospectus" (including, in the case of all references to the Registration Statement and the Prospectus, the documents incorporated by reference therein). If the Company has filed an abbreviated registration statement to register additional shares of Common Stock pursuant to Rule 462(b) under the Securities Act (the "Rule 462 Registration Statement"), then any reference herein to the term "Registration Statement" shall be deemed to include such Rule 462 Registration Statement.

   1. Representations and Warranties of the Company. The Company represents and warrants to and agrees with each of the Underwriters and the Selling Stockholders that:

        (a) The Registration Statement has become effective; no stop order suspending the effectiveness of the Registration Statement is in effect; and no proceedings for such purpose are pending before or threatened by the Commission.

        (b) (i) The Company has filed in a timely manner each document or report required to be filed by it pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and the rules and regulations thereunder within the twelve (12) month period preceding the date hereof, and will file in a timely manner each such document or report required to be filed by it, (ii) each such document complied or will comply when so filed in all material respects with the Exchange Act and the applicable rules and regulations thereunder, (iii) each part of the Registration Statement, when such part became effective, did not contain and, as amended or supplemented, if applicable, will not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading, (ii) the Registration Statement and the Prospectus comply and, as amended or supplemented, if applicable, will comply in all material respects with the Securities Act and the applicable rules and regulations of the Commission thereunder and (iii) the Prospectus does not contain and, as amended or supplemented, if applicable, will not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading, except that the representations and warranties set forth in this paragraph 1(b) do not apply to statements or omissions in the Registration Statement or the Prospectus based upon information relating to any Underwriter furnished to the Company in writing by such Underwriter through you expressly for use therein.

        (c) The Company has been duly incorporated, is validly existing as a corporation in good standing under the laws of the jurisdiction of its incorporation, has the corporate power and authority to own its property and to conduct its business as described in the Prospectus and is duly qualified to transact business and is in good standing in each jurisdiction in which the conduct of its business or its ownership or leasing of property requires such qualification, except to the extent that the failure to be so qualified or be in good standing would not have a material adverse effect on the Company and its subsidiaries, taken as a whole.

        (d) Each subsidiary of the Company has been duly incorporated, is validly existing as a corporation in good standing under the laws of the jurisdiction of its incorporation, has the corporate power and authority to own its property and to conduct its business as described in the Prospectus and is duly qualified to transact business and is in good standing in each jurisdiction in which the conduct of its business or its ownership or leasing of property requires such qualification, except to the extent that the failure to be so qualified or be in good standing would not have a material adverse effect on the Company and its subsidiaries, taken as a whole; all of the issued shares of capital stock of each subsidiary of the Company have been duly and validly authorized and issued, are fully paid and non-assessable and are owned directly by the Company, free and clear of all liens, encumbrances, equities or claims, except that the Company owns only 80% of the issued shares of capital stock of DP Applications, Inc., an Oregon corporation ("DP Applications").

        (e) This Agreement has been duly authorized, executed and delivered by the Company.

        (f) The authorized capital stock of the Company conforms as to legal matters to the description thereof contained in the Prospectus.

        (g) The shares of Common Stock outstanding prior to the issuance of the Shares have been duly authorized and are validly issued, fully paid and non-assessable.

        (h) The Shares have been duly authorized and, when issued and delivered in accordance with the terms of this Agreement, will be validly issued, fully paid and non-assessable, and the issuance of such Shares will not be subject to any preemptive or similar rights.

        (i) The execution and delivery by the Company of, and the performance by the Company of its obligations under, this Agreement will not contravene any provision of applicable law or the articles of incorporation or by-laws of the Company or any agreement or other instrument binding upon the Company or any of its subsidiaries that is material to the Company and its subsidiaries, taken as a whole, or any judgment, order or decree of any governmental body, agency or court having jurisdiction over the Company or any subsidiary, and no consent, approval, authorization or order of, or qualification with, any governmental body or agency is required for the performance by the Company of its obligations under this Agreement, except such as may be required by the securities or Blue Sky laws of the various states in connection with the offer and sale of the Shares.

        (j) There has not occurred any material adverse change, or any development involving a prospective material adverse change, in the condition, financial or otherwise, or in the earnings, business or operations of the Company and its subsidiaries, taken as a whole, from that set forth in the Prospectus (exclusive of any amendments or supplements thereto subsequent to the date of this Agreement).

        (k) There are no legal or governmental proceedings pending or threatened to which the Company or any of its subsidiaries is a party or to which any of the properties of the Company or any of its subsidiaries is subject that are required to be described in the Registration Statement or the Prospectus and are not so described or any statutes, regulations, contracts or other documents that are required to be described in the Registration Statement or the Prospectus or to be filed as exhibits to the Registration Statement that are not described or filed as required.

        (l) Each preliminary prospectus filed as part of the Registration Statement as originally filed or as part of any amendment thereto, or filed pursuant to Rule 424 under the Securities Act, complied when so filed in all material respects with the Securities Act and the applicable rules and regulations of the Commission thereunder.

        (m) The Company is not and, after giving effect to the offering and sale of the Shares and the application of the proceeds thereof as described in the Prospectus, will not be an "investment company" as such term is defined in the Investment Company Act of 1940, as amended.

        (n) The Company and its subsidiaries (i) are in compliance with any and all applicable foreign, federal, state and local laws and regulations relating to the protection of human health and safety, the environment or hazardous or toxic substances or wastes, pollutants or contaminants ("Environmental Laws"), (ii) have received all permits, licenses or other approvals required of them under applicable Environmental Laws to conduct their respective businesses and (iii) are in compliance with all terms and conditions of any such permit, license or approval, except where such noncompliance with Environmental Laws, failure to receive required permits, licenses or other approvals or failure to comply with the terms and conditions of such permits, licenses or approvals would not, singly or in the aggregate, have a material adverse effect on the Company and its subsidiaries, taken as a whole.

        (o) There are no costs or liabilities associated with Environmental Laws (including, without limitation, any capital or operating expenditures required for clean-up, closure of properties or compliance with Environmental Laws or any permit, license or approval, any related constraints on operating activities and any potential liabilities to third parties) which would, singly or in the aggregate, have a material adverse effect on the Company and its subsidiaries, taken as a whole.

        (p) There are no contracts, agreements or understandings between the Company and any person granting such person the right to require the Company to file a registration statement under the Securities Act with respect to any securities of the Company or to require the Company to include such securities with the Shares registered pursuant to the Registration Statement, except such as have either been complied with by the Company or waived by the holder of such right or that are not applicable with respect to this offering.

        (q) The Company has complied with all provisions of
Section 517.075, Florida Statutes relating to doing business with the Government of Cuba or with any person or affiliate located in Cuba.

        (r) The financial statements of the Company and its subsidiaries, together with related schedules and notes set forth in the Registration Statement and the Prospectus, fairly present the financial condition of the Company and its subsidiaries as of the dates indicated and the results of operation and changes in financial position for the periods therein specified in conformity with generally accepted accounting principles consistently applied throughout the periods involved (except as otherwise disclosed therein) and except as disclosed in the Prospectus, the other financial information and financial and statistical data set forth in the Prospectus are fairly presented and prepared on a basis consistent with such financial statements and the books and records of the Company.

        (s) Each of the Company and its subsidiaries owns or possesses all patents, patent rights, trademarks, trade names, service marks, service names, copyrights, license rights, know-how (including trade secrets and other unpatented and/or unpatentable proprietary or confidential information, systems or procedures) and other intellectual property rights necessary to carry on its business in all material respects as presently conducted and, neither the Company nor any of its subsidiaries has received any notice of infringement of or conflict with asserted rights of others with respect to any of the foregoing which in the aggregate, if the subject of any unfavorable decision, ruling or finding, would result in any material adverse change in the condition, financial or otherwise, or in the earnings, business or operations of the Company and its subsidiaries, taken as a whole.

        (t) The Company and its subsidiaries have filed all tax returns required to be filed and are not in default in the payment of any taxes which were payable pursuant to said returns or any assessments with respect thereto, other than any which the Company or any such subsidiary is contesting in good faith and other than where any such failures or defaults taken in the aggregate, would not have a material adverse effect on the condition, financial or otherwise, or in the earnings, business or operations of the Company and its subsidiaries, taken as a whole.

        (u) The accountants who have certified or shall certify the financial statements filed or to be filed with the Commission as parts of the Registration Statement and the Prospectus are independent public accountants as required by the Securities Act.

        (v) The Company has not distributed and, prior to the later to occur of (i) the Closing Date and (ii) completion of the distribution of the Shares, will not distribute any offering material in connection with the offering and sale of the Shares other than the Registration Statement, the Prospectus or other materials, if any permitted by the Securities Act.

        (w) The Company maintains a system of internal accounting controls sufficient to provide reasonable assurances that (i) material transactions are executed in accordance with management's general or specific authorization; (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles and to maintain accountability for assets; (iii) access to material assets is permitted only in accordance with management's general or specific authorization; and (iv) the recorded accountability for material assets is compared with existing material assets at reasonable intervals and appropriate action is taken with respect to any differences.

        (x) Neither the Company nor any of its subsidiaries nor any employee or agent of the Company or any of its subsidiaries has made any payment of funds of the Company or any subsidiary or received or retained any funds in violation of any law, rule or regulation, which payment, receipt or retention of funds is of a character required to be disclosed in the Prospectus.

        (y) No material labor dispute with the employees of the Company or any of its subsidiaries exists or, to the knowledge of the Company, is imminent; and the Company is not aware of any existing, threatened or imminent labor disturbance by the employees of any of its principal suppliers, manufactures or contractors that could result in any material adverse change in the condition, financial or otherwise, or in the earnings, business or operations of the Company and its subsidiaries, taken as a whole.

        (z) Each of the Company and its subsidiaries is insured by insurers of recognized financial responsibility against such losses and risks and in such amounts as are prudent and customary in the business in which it is engaged; neither the Company nor any such subsidiary has been refused any insurance coverage sought or applied for; and neither the Company nor any such subsidiary has any reason to believe that it will not be able to renew its existing insurance coverage when such coverage expires or to obtain similar coverage from similar insurers as may be necessary to continue its business at a cost that would not materially and adversely affect the condition, financial or otherwise, or the earnings, business or operations of the Company and its subsidiaries, taken as a whole.

   2. Representations and Warranties of the Selling Stockholders. Each of the Selling Stockholders, severally and not jointly, represents and warrants to each of the Underwriters that:

        (a) This Agreement has been duly authorized, executed and delivered by or on behalf of such Selling Stockholder and constitutes a valid and binding obligation upon such Selling Stockholder, except as may be limited by applicable bankruptcy, reorganization insolvency, moratorium or similar laws affecting the enforcement of creditors' rights generally, and by equitable principles.

        (b) The execution and delivery by or on behalf of such Selling Stockholder of, and the performance by such Selling Stockholder of its obligations under, this Agreement, the Custody Agreement signed by such Selling Stockholder and ____________, as Custodian, relating to the deposit of the Shares to be sold by such Selling Stockholder (the "Custody Agreement") and the Power of Attorney appointing certain individuals as such Selling Stockholder's attorneys-in-fact to the extent set forth therein, relating to the transactions contemplated hereby and by the Registration Statement (the "Power of Attorney") will not contravene any provision of applicable law, or articles of incorporation or by-laws or trust documents, as applicable, of such Selling Stockholder, or any agreement or other instrument binding upon such Selling Stockholder or any judgment, order or decree of any governmental body, agency or court having jurisdiction over such Selling Stockholder, and no consent, approval, authorization or order of or qualification with any governmental body or agency is required for the performance by such Selling Stockholder of its obligations under this Agreement or the Custody Agreement or Power of Attorney of such Selling Stockholder, except such as may be required by the securities or Blue Sky laws of the various states in connection with the offer and sale of the Shares.

        (c) Such Selling Stockholder has, and on the Closing Date will have, good and valid marketable title to the Shares to be sold by such Selling Stockholder and the legal right and power, and all authorization and approval required by law, to enter into this Agreement and the Custody Agreement and Power of Attorney of such Selling Stockholder, and to sell, transfer and deliver the Shares to be sold by such Selling Stockholder.

        (d) The Custody Agreement and the Power of Attorney have been duly authorized, executed and delivered by such Selling Stockholder and are valid and binding agreements of such Selling Stockholder except as may be limited by applicable bankruptcy, reorganization insolvency, moratorium or similar laws affecting the enforcement of creditors' rights generally, and by equitable principles.

        (e) Upon delivery of and payment for the Shares to be sold by such Selling Stockholder pursuant to this Agreement, the Underwriters will receive good and valid title to such Shares free and clear of any security interests, claims, liens and other encumbrances.

        (f) All information furnished by or on behalf of such Selling Stockholder in writing for use in the Registration Statement and Prospectus is, and on the Closing Date will be, true, correct and complete, and does not, and on the Closing Date will not, contain any untrue statement of a material fact or omit to state any material fact necessary to make such information not misleading.

   3. Agreements to Sell and Purchase. Each Seller, severally and not jointly, hereby agrees to sell to the several Underwriters, and each Underwriter, upon the basis of the representations and warranties herein contained, but subject to the conditions hereinafter stated, agrees, severally and not jointly, to purchase from such Seller at U.S.$_______ a share (the "Purchase Price"), the number of Shares (subject to such adjustments to eliminate fractional shares as you may determine) that bears the same proportion to the number of Shares to be sold by such Seller as the number of Shares set forth in Schedules I and II hereto opposite the name of such Underwriter bears to the total number of Shares.

        On the basis of the representations and warranties contained in this Agreement, and subject to its terms and conditions, the Company agrees to sell to the U.S. Underwriters the Additional Shares, and the U.S. Underwriters shall have a one-time right to purchase, severally and not jointly, up to 787,500 Additional Shares at the Purchase Price. If the U.S. Representatives, on behalf of the U.S. Underwriters, elect to exercise such option, the U.S. Representatives shall so notify the Company in writing not later than 30 days after the date of this Agreement, which notice shall specify the number of Additional Shares to be purchased by the U.S. Underwriters and the date on which such shares are to be purchased. Such date may be the same as the Closing Date (as defined below) but not earlier than the Closing Date nor later than ten business days after the date of such notice. Additional Shares may be purchased as provided in Section 5 hereof solely for the purpose of covering over-allotments made in connection with the offering of the Firm Shares. If any Additional Shares are to be purchased, each U.S. Underwriter agrees, severally and not jointly, to purchase the number of Additional Shares (subject to such adjustments to eliminate fractional shares as the U.S. Representatives may determine) that bears the same proportion to the total number of Additional Shares to be purchased as the number of U.S. Firm Shares set forth in Schedule I hereto opposite the name of such U.S. Underwriter bears to the total number of U.S. Firm Shares.

        Each Seller hereby agrees that, without the prior written consent of Morgan Stanley & Co. Incorporated on behalf of the Underwriters, it will not, during the period ending 90 days after the date of the Prospectus, (i) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any shares of Common Stock or any securities convertible into or exercisable or exchangeable for Common Stock or (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the Common Stock, whether any such transaction described in clause (i) or (ii) above is to be settled by delivery of Common Stock or such other securities, in cash or otherwise. The foregoing sentence shall not apply to (A) the Shares to be sold hereunder or (B) in the case of each Selling Stockholder, transactions relating to shares of Common Stock or other securities acquired in open market transactions after the completion of the offering of the Shares or (C) the issuance by the Company of shares of Common Stock upon the exercise of an option or warrant or the conversion of a security outstanding on the date hereof or the issuance of any securities reserved as of the date hereof under the Company's employee stock plans of which the Underwriters have been advised in writing. In addition, each Selling Stockholder agrees that, without the prior written consent of Morgan Stanley & Co. Incorporated on behalf of the Underwriters, it will not, during the period ending 90 days after the date of the Prospectus, make any demand for, or exercise any right with respect to the registration of any shares of Common Stock or any securities convertible into or exercisable or exchangeable for Common Stock.

   4. Terms of Public Offering. The Sellers are advised by you that the Underwriters propose to make a public offering of their respective portions of the Shares as soon after the Registration Statement and this Agreement have become effective as in your judgment is advisable. The Sellers are further advised by you that the Shares are to be offered to the public initially at U.S.$________ a share (the "Public Offering Price") and to certain dealers selected by you at a price that represents a concession not in excess of U.S.$_________ a share under the Public Offering Price, and that any Underwriter may allow, and such dealers may reallow, a concession, not in excess of U.S.$_________ a share, to any Underwriter or to certain other dealers.

   5. Payment and Delivery. Payment for the Firm Shares to be sold by each Seller shall be made by wire transfer in immediately available funds in New York City against delivery of such Firm Shares for the respective accounts of the several Underwriters at 7:00 A.M., Pacific time, on __________, 199__, or at such other time on the same or such other date, not later than __________, 199__, as shall be designated in writing by you. The time and date of such payment are hereinafter referred to as the "Closing Date."

        Payment for any Additional Shares to be sold by the Company shall be made by wire transfer in immediately available funds in New York City against delivery of such Additional Shares for the respective accounts of the several Underwriters at 7:00 A.M., Pacific time, on the date specified in the notice described in Section 2 or at such other time on the same or on such other date, in any event not later than ___________, 199__, as shall be designated in writing by the U.S. Representatives. The time and date of such payment, are hereinafter referred to as the "Option Closing Date."

        The Firm Shares and Additional Shares shall be registered in such names and in such denominations as you shall request in writing not later than one full business day prior to the Closing Date or the Option Closing Date, as the case may be. The Firm Shares and Additional Shares shall be delivered to you through the facilities of the Depository Trust Company, unless you otherwise instruct, on the Closing Date or the Option Closing Date, as the case may be, for the respective accounts of the several Underwriters with any transfer taxes payable in connection with the transfer of the Shares to the Underwriters duly paid, against payment of the Purchase Price therefor.

   6. Conditions to the Underwriters' Obligations. The obligations of the Sellers to sell the Shares to the Underwriters and the several obligations of the Underwriters to purchase and pay for the Shares on the Closing Date are subject to the condition that the Registration Statement shall have become effective not later than [_____], Pacific time, on the date hereof.

        The several obligations of the Underwriters are subject to the following further conditions:

        (a) Subsequent to the execution and delivery of this Agreement and prior to the Closing Date:

            (i) there shall not have occurred any downgrading, nor shall any notice have been given of any intended or potential downgrading or of any review for a possible change that does not indicate the direction of the possible change, in the rating accorded any of the Company's securities by any "nationally recognized statistical rating organization," as such term is defined for purposes of Rule 436(g)(2) under the Securities Act; and

            (ii) there shall not have occurred any change, or any development involving a prospective change, in the condition, financial or otherwise, or in the earnings, business or operations of the Company and its subsidiaries, taken as a whole, from that set forth in the Prospectus (exclusive of any amendments or supplements thereto subsequent to the date of this Agreement) that, in your judgment, is material and adverse and that makes it, in your judgment, impracticable to market the Shares on the terms and in the manner contemplated in the Prospectus.

        (b) The Underwriters shall have received on the Closing Date a certificate, dated the Closing Date and signed by an executive officer of the Company, to the effect set forth in clause (a)(i) above and to the effect that the representations and warranties of the Company contained in this Agreement are true and correct as of the Closing Date and that the Company has complied with all of the agreements and satisfied all of the conditions on its part to be performed or satisfied hereunder on or before the Closing Date.

        The officer signing and delivering such certificate may rely upon the best of his or her knowledge as to proceedings threatened.

        (c) The Underwriters shall have received on the Closing Date a certificate on behalf of each respective Selling Stockholder, dated the Closing Date, to the effect that the representations and warranties of such Selling Stockholder are true and correct as of the Closing Date and that such Selling Stockholder has complied with all of the agreements and satisfied all of the conditions on its part to be performed or satisfied on or before the Closing Date.

        (d) The Underwriters and each of the Selling Stockholders shall have received on the Closing Date an opinion of Stoel Rives LLP, outside counsel for the Company, dated the Closing Date, to the effect that:

            (i) the Company has been duly incorporated, is validly existing as a corporation in good standing under the laws of the jurisdiction of its incorporation, has the corporate power and authority to own its property and to conduct its business as described in the Prospectus and is duly qualified to transact business and is in good standing in each jurisdiction in which the conduct of its business or its ownership or leasing of property requires such qualification, except to the extent that the failure to be so qualified or be in good standing would not have a material adverse effect on the Company and its subsidiaries, taken as a whole;

            (ii) each subsidiary of the Company incorporated in a state of the United States has been duly incorporated, is validly existing as a corporation in good standing under the laws of the jurisdiction of its incorporation, has the corporate power and authority to own its property and to conduct its business as described in the Prospectus and is duly qualified to transact business and is in good standing in each jurisdiction in which the conduct of its business or its ownership or leasing of property requires such qualification, except to the extent that the failure to be so qualified or be in good standing would not have a material adverse effect on the Company and its subsidiaries, taken as a whole;

            (iii) the authorized capital stock of the Company conforms as to legal matters to the description thereof contained in the Prospectus;

            (iv) the shares of Common Stock outstanding prior to the issuance of the Shares have been duly authorized and are validly issued, fully paid and non-assessable;

            (v) all of the issued shares of capital stock of each subsidiary of the Company incorporated in a state of the United States have been duly and validly authorized and issued, are fully paid and non-assessable and are owned directly by the Company, free and clear of all liens, encumbrances, equities or claims, except that the Company owns only a majority of the issued shares of capital stock of DP Applications;

            (vi) the Shares have been duly authorized and, when issued and delivered in accordance with the terms of this Agreement, will be validly issued, fully paid and non-assessable, and the issuance of such Shares will not be subject to any preemptive or similar rights;

            (vii) this Agreement has been duly authorized, executed and delivered by the Company;

            (viii) the execution and delivery by the Company of, and the performance by the Company of its obligations under, this Agreement will not contravene any provision of applicable law or the articles of incorporation or by-laws of the Company or, to the best of such counsel's knowledge, any agreement or other instrument binding upon the Company or any of its subsidiaries that is material to the Company and its subsidiaries, taken as a whole, or, to the best of such counsel's knowledge, any judgment, order or decree of any governmental body, agency or court having jurisdiction over the Company or any subsidiary, and no consent, approval, authorization or order of, or qualification with, any governmental body or agency is required for the performance by the Company of its obligations under this Agreement, except such as may be required by the securities or Blue Sky laws of the various states in connection with the offer and sale of the Shares by the U.S. Underwriters;

            (ix) the statements (A) in the Prospectus under the captions "Certain United States Tax Consequences to Non-United States Holders" and "Underwriters," and (B) in the Registration Statement in Items 14 and 15, in each case insofar as such statements constitute summaries of the legal matters, documents or proceedings referred to therein, fairly present the information called for with respect to such legal matters, documents and proceedings and fairly summarize the matters referred to therein;

            (x) after due inquiry, such counsel does not know of any legal or governmental proceedings pending or threatened to which the Company or any of its subsidiaries is a party or to which any of the properties of the Company or any of its subsidiaries is subject that are required to be described in the Registration Statement or the Prospectus and are not so described or of any statutes, regulations, contracts or other documents that are required to be described in the Registration Statement or the Prospectus or to be filed as exhibits to the Registration Statement that are not described or filed as required;

            (xi) the Company is not and, after giving effect to the offering and sale of the Shares and the application of the proceeds thereof as described in the Prospectus, will not be an "investment company" as such term is defined in the Investment Company Act of 1940, as amended;

            (xii) (A) such counsel is of the opinion that each document, if any, filed pursuant to the Exchange Act and incorporated by reference in the Registration Statement and Prospectus (except for financial statements and schedules and other financial and statistical data included therein as to which such counsel need not express any opinion) complied when filed as to form in all material respects with the Securities Act and the applicable rules and regulations of the Commission thereunder, (B) nothing has come to such counsel's attention that has caused such counsel to believe that (except for financial statements and schedules and other financial and statistical data as to which such counsel need not express any belief) the Registration Statement and the Prospectus included therein and the documents that have been incorporated by reference therein at the time the Registration Statement became effective contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary to make the statements therein not misleading and (C) nothing has come to such counsel's attention that has caused such counsel to believe that (except for financial statements and schedules and other financial and statistical data as to which such counsel need not express any belief) the Prospectus contains any untrue statement of a material fact or omits to state a material fact necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading.

            (xiii) no holders of Common Stock or other securities of the Company have registration rights with respect to such securities that are triggered by this offering, except for registration rights that have either been complied with by the Company or waived by the holders of such registration rights or that are not applicable to this offering.

        (e) The Underwriters shall have received on the Closing Date an opinion, dated the Closing Date, from counsel for each of the Selling Stockholders, which counsel shall be acceptable to the Underwriters, to the effect that:
            (i) this Agreement has been duly authorized, executed and delivered by or on behalf of such Selling Stockholder and is a valid and binding agreement of such Selling Stockholder except as may be limited by applicable bankruptcy, reorganization insolvency, moratorium or similar laws affecting the enforcement of creditors' rights generally, and by equitable principles;

            (ii) the execution and delivery by or on behalf of such Selling Stockholder of, and the performance by such Selling Stockholder of its obligations under, this Agreement and the Custody Agreement and the Power of Attorney of such Selling Stockholder will not contravene any provision of applicable law, or the articles of incorporation or bylaws or trust documents, as applicable, of such Selling Stockholder or, to the best of such counsel's knowledge, any agreement or other instrument binding upon such Selling Stockholder that is material to such Selling Stockholder or, to the best of such counsel's knowledge, any judgment, order or decree of any governmental body, agency or court having jurisdiction over such Selling Stockholder, and no consent, approval, authorization or order of or qualification with any governmental body or agency is required for the performance by such Selling Stockholder of its obligations under this Agreement, except such as may be required by the securities or Blue Sky laws of the various states in connection with the offer and sale of the Shares by the U.S. Underwriters;

            (iii) each Selling Stockholder has the legal right and power, and all authorization and approval required by law, to enter into this Agreement and the Custody Agreement and Power of Attorney of such Selling Stockholder and to sell, transfer and deliver the Shares to be sold by such Selling Stockholder; and, to such counsel's knowledge, without special inquiry, such Selling Stockholder has valid marketable title to the Shares to be sold by such Selling Stockholder and such sale, transfer and delivery is not subject to any right of first refusal or other contractual restriction; and each of the certificates evidencing such Shares is in proper legal form;

            (iv) the Custody Agreement and the Power of Attorney of each Selling Stockholder have been duly authorized, executed and delivered by such Selling Stockholder and are valid and binding agreements of such Selling Stockholder except as may be limited by applicable bankruptcy, reorganization insolvency, moratorium or similar laws affecting the enforcement of creditors' rights generally, and by equitable principles; and

            (v) delivery of the Shares to be sold by such Selling Stockholder pursuant to this Agreement will pass title to such Shares free and clear of any security interests, claims, liens, equities and other encumbrances, assuming the Underwriters have acquired the Shares without notice of any adverse claim.

        (f) The Underwriters shall have received on the Closing Date an opinion of __________, counsel for Sequent Computer Systems Limited ("Limited"), in form and substance satisfactory to you, to the effect that (i) Limited has been duly incorporated, is validly existing as a corporation in good standing under the laws of the jurisdiction of its incorporation, has the corporate power and authority to own its property and to conduct its business as described in the Prospectus and is duly qualified to transact business and is in good standing in each jurisdiction in which the conduct of its business or its ownership or leasing of property requires such qualification, except to the extent that the failure to be so qualified or be in good standing would not have a material adverse effect on the Company and its subsidiaries, taken as a whole, and (ii) all of the issued shares of capital stock of Limited have been duly and validly authorized and issued, are fully paid and non-assessable and are owned directly or indirectly by the Company, free and clear of all liens, encumbrances, equities or claims.

        (g) The Underwriters shall have received on the Closing Date an opinion of Wilson Sonsini Goodrich & Rosati, counsel for the Underwriters, dated the Closing Date, covering the matters referred to in subparagraphs (v),
(vi), (viii) (but only as to the statements in the Prospectus under "Underwriters") and (xii) of paragraph (d) above. With respect to the laws of the State of Oregon, such counsel may rely on the opinion of Stoel Rives LLP, counsel for the Company.

            With respect to subparagraph (xii) of paragraph (d) above, Stoel Rives LLP and Wilson Sonsini Goodrich & Rosati may state that their opinion and belief are based upon their participation in the preparation of the Registration Statement and Prospectus and any amendments or supplements thereto and review and discussion of the contents thereof, but are without independent check or verification, except as specified.

            The opinions of Stoel Rives described in paragraphs (d) and (e) above shall be rendered to the Underwriters at the request of the Company and shall so state therein.

        (h) The Underwriters shall have received, on each of the date hereof and the Closing Date, a letter dated the date hereof or the Closing Date, as the case may be, in form and substance satisfactory to the Underwriters, from Price Waterhouse LLP, independent public accountants, containing statements and information of the type ordinarily included in accountants' "comfort letters" to underwriters with respect to the financial statements and certain financial information contained in the Registration Statement and the Prospectus; provided that the letter delivered on the Closing Date shall use a "cut-off date" not earlier than the date hereof.

        (i) The "lock-up" agreements, each substantially in the form of Exhibit A hereto, between you and certain shareholders, officers and directors of the Company relating to sales and certain other dispositions of shares of Common Stock or certain other securities, delivered to you on or before the date hereof, shall be in full force and effect on the Closing Date.

        (j) The several obligations of the U.S. Underwriters to purchase Additional Shares hereunder are subject to the delivery to the U.S. Representatives on the Option Closing Date of such documents as they may reasonably request with respect to the good standing of the Company, the due authorization and issuance of the Additional Shares and other matters related to the issuance of the Additional Shares.

   7. Covenants of the Company. In further consideration of the agreements of the Underwriters herein contained, the Company covenants with each Underwriter as follows:

        (a) To furnish to you, without charge, [______] signed copies of the Registration Statement (including exhibits thereto) and for delivery to each other Underwriter a conformed copy of the Registration Statement (without exhibits thereto) and to furnish to you in New York City, without charge, prior to 5:00 P.M., New York time, on the business day next succeeding the date of this Agreement and during the period mentioned in paragraph (c) below, as many copies of the Prospectus and any supplements and amendments thereto or to the Registration Statement as you may reasonably request.

        (b) Before amending or supplementing the Registration
Statement or the Prospectus, to furnish to you a copy of each such proposed amendment or supplement and not to file any such proposed amendment or supplement to which you reasonably object, and to file with the Commission within the applicable period specified in Rule 424(b) under the Securities Act any prospectus required to be filed pursuant to such Rule.

        (c) If, during such period after the first date of the public offering of the Shares as in the opinion of counsel for the Underwriters the Prospectus is required by law to be delivered in connection with sales by an Underwriter or dealer, any event shall occur or condition exist as a result of which it is necessary to amend or supplement the Prospectus in order to make the statements therein, in the light of the circumstances when the Prospectus is delivered to a Purchaser, not misleading, or if, in the opinion of counsel for the Underwriters, it is necessary to amend or supplement the Prospectus to comply with applicable law, forthwith to prepare, file with the Commission and furnish, at its own expense, to the Underwriters and to the dealers (whose names and addresses you will furnish to the Company) to which Shares may have been sold by you on behalf of the Underwriters and to any other dealers upon request, either amendments or supplements to the Prospectus so that the statements in the Prospectus as so amended or supplemented will not, in the light of the circumstances when the Prospectus is delivered to a Purchaser, be misleading or so that the Prospectus, as amended or supplemented, will comply with law.

        (d) To endeavor to qualify the Shares for offer and sale under the securities or Blue Sky laws of such jurisdictions as you shall reasonably request.

        (e) To make generally available to the Company's security holders and to you as soon as practicable an earning statement covering the twelve-month period ending __________, 1998 that satisfies the provisions of
Section 11(a) of the Securities Act and the rules and regulations of the Commission thereunder.

   8. Expenses. Whether or not the transactions contemplated in this Agreement are consummated or this Agreement is terminated, the Company shall pay or cause to be paid all expenses incident to the performance of the obligations of the Company and the Selling Stockholders under this Agreement, including: (i) the fees, disbursements and expenses of the Company's counsel and the Company's accountants in connection with the registration and delivery of the Shares under the Securities Act and all other fees or expenses in connection with the preparation and filing of the Registration Statement, any preliminary prospectus, the Prospectus and amendments and supplements to any of the foregoing, including all printing costs associated therewith, and the mailing and delivering of copies thereof to the Underwriters and dealers, in the quantities hereinabove specified, (ii) all costs and expenses related to the transfer and delivery of the Shares to the Underwriters, including any transfer or other taxes payable thereon, (iii) the cost of printing or producing any Blue Sky or Legal Investment memorandum in connection with the offer and sale of the Shares under state securities laws and all expenses in connection with the qualification of the Shares for offer and sale under state securities laws as provided in Section 6(d) hereof, including filing fees and the reasonable fees and disbursements of counsel for the Underwriters in connection with such qualification and in connection with the Blue Sky or Legal Investment memorandum, (iv) all filing fees and disbursements of counsel to the Underwriters incurred in connection with the review and qualification of the offering of the Shares by the National Association of Securities Dealers, Inc., (v) all fees and expenses in connection with the preparation and filing of the registration statement on Form 8-A relating to the Common Stock and all costs and expenses incident to listing the Shares on the Nasdaq National Market and other national securities exchanges and foreign stock exchanges, (vi) the cost of printing certificates representing the Shares,
(vii) the costs and charges of any transfer agent, registrar or depositary,
(viii) the costs and expenses of the Company relating to investor presentations on any "road show" undertaken in connection with the marketing of the offering of the Shares, including, without limitation, expenses associated with the production of road show slides and graphics, fees and expenses of any consultants engaged in connection with the road show presentations with the prior approval of the Company, travel and lodging expenses of the representatives and officers of the Company and any such consultants, and the cost of any aircraft chartered in connection with the road show, and (ix) all other costs and expenses incident to the performance of the obligations of the Company hereunder for which provision is not otherwise made in this Section; provided that each Selling Stockholder agrees to pay or cause to be paid its pro rata share (based on the percentage that the number of Shares sold by such Selling Stockholder bears to the total number of Shares sold) of all underwriting discounts and commissions. In addition, each Selling Shareholder, severally and not jointly, agrees to pay or cause to be paid all taxes, if any, on the transfer and sale of the Shares being sold by such Selling Stockholder and the fees and expenses of counsel retained by such Selling Stockholder. It is understood, however, that except as provided in this Section, Section 9 entitled "Indemnity and Contribution", and the last paragraph of Section 11 below, the Underwriters will pay all of their costs and expenses, including fees and disbursements of their counsel, stock transfer taxes payable on resale of any of the Shares by them and any advertising expenses connected with any offers they may make.

   9.   Indemnity and Contribution.

        (a) The Company agrees to indemnify and hold harmless each Underwriter and each person, if any, who controls any Underwriter within the meaning of either Section 15 of the Securities Act or Section 20 of the Exchange Act, from and against any and all losses, claims, damages and liabilities (including, without limitation, any legal or other expenses reasonably incurred in connection with defending or investigating any such action or claim) caused by any untrue statement or alleged untrue statement of a material fact contained in the Registration Statement or any amendment thereof, any preliminary prospectus or the Prospectus (as amended or supplemented if the Company shall have furnished any amendments or supplements thereto), or caused by any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, except insofar as such losses, claims, damages or liabilities are caused by any such untrue statement or omission or alleged untrue statement or omission based upon information relating to any Underwriter furnished to the Company in writing by such Underwriter through you expressly for use therein.

        (b) Each Selling Stockholder agrees, severally and not jointly, to indemnify and hold harmless each of the Underwriters, and their respective directors, and each person, if any, who controls any Underwriter within the meaning of either Section 15 of the Securities Act or Section 20 of the Exchange Act, from and against any and all losses, claims, damages and liabilities (including, without limitation, any legal or other expenses reasonably incurred in connection with defending or investigating any such action or claim) caused by any untrue statement or alleged untrue statement of a material fact contained in the Registration Statement or any amendment thereof, any preliminary prospectus or the Prospectus (as amended or supplemented if the Company shall have furnished any amendments or supplements thereto), or caused by any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, but only with reference to information relating to such Selling Stockholder furnished in writing by or on behalf of such Selling Stockholder expressly for use in the Registration Statement, any preliminary prospectus, the Prospectus or any amendments or supplements thereto.

        (c) Each Underwriter agrees, severally and not jointly, to indemnify and hold harmless the Company, the Selling Stockholders, the directors of the Company, the officers of the Company who sign the Registration Statement and each person, if any, who controls the Company or any Selling Stockholder within the meaning of either Section 15 of the Securities Act or Section 20 of the Exchange Act ,from and against any and all losses, claims, damages and liabilities (including, without limitation, any legal or other expenses reasonably incurred in connection with defending or investigating any such action or claim) caused by any untrue statement or alleged untrue statement of a material fact contained in the Registration Statement or any amendment thereof, any preliminary prospectus or the Prospectus (as amended or supplemented if the Company shall have furnished any amendments or supplements thereto), or caused by any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, but only with reference to information relating to such Underwriter furnished to the Company in writing by such Underwriter through you expressly for use in the Registration Statement, any preliminary prospectus, the Prospectus or any amendments or supplements thereto.

        (d) In case any proceeding (including any governmental investigation) shall be instituted involving any person in respect of which indemnity may be sought pursuant to paragraph (a), (b) or (c) of this
Section 9, such person (the "indemnified party") shall promptly notify the person against whom such indemnity may be sought (the "indemnifying party") in writing and the indemnifying party, upon request of the indemnified party, shall retain counsel reasonably satisfactory to the indemnified party to represent the indemnified party and any others the indemnifying party may designate in such proceeding and shall pay the fees and disbursements of such counsel related to such proceeding. In any such proceeding, any indemnified party shall have the right to retain its own counsel, but the fees and expenses of such counsel shall be at the expense of such indemnified party unless (i) the indemnifying party and the indemnified party shall have mutually agreed to the retention of such counsel or (ii) the named parties to any such proceeding (including any impleaded parties) include both the indemnifying party and the indemnified party and representation of both parties by the same counsel would be inappropriate due to actual or potential differing interests between them. It is understood that the indemnifying party shall not, in respect of the legal expenses of any indemnified party in connection with any proceeding or related proceedings in the same jurisdiction, be liable for (i) the fees and expenses of more than one separate firm (in addition to any local counsel) for all Underwriters and all persons, if any, who control any Underwriter within the meaning of wither
Section 15 of the Securities Act or Section 20 of the Exchange Act, (ii) the fees and expenses of more than one separate firm (in addition to any local counsel) for the Company, its directors, its officers who sign the Registration Statement and each person, if any, who control the Company within the meaning of either such Section and (iii) the fees and expenses of more than one separate firm (in addition to any local counsel) for all Selling Stockholders and all persons, if any, who control any Selling Stockholder within the meaning of either such Section, and that all such fees and expenses shall be reimbursed as they are incurred. In the case of any such separate firm for the Underwriters and such control persons of the Underwriters, such firm shall be designated in writing by Morgan Stanley & Co., Incorporated. In the case of any such separate firm for the Company, and such directors, officers and control persons of the Company, such firm shall be designated in writing by the Company. In the case of any separate firm for the Selling Stockholders and such control persons of any Selling Stockholder, such firm shall be designated in writing by the Selling Stockholders. The indemnifying party shall not be liable for any settlement of any proceeding effected without its written consent, but if settled with such consent or if there be a final judgment for the plaintiff, the indemnifying party agrees to indemnify the indemnified party from and against any loss or liability by reason of such settlement or judgment. Notwithstanding the foregoing sentence, if at any time an indemnified party shall have requested an indemnifying party to reimburse the indemnified party for fees and expenses of counsel as contemplated by the second and third sentences of this paragraph, the indemnifying party agrees that it shall be liable for any settlement of any proceeding effected without its written consent if (i) such settlement is entered into more than 30 days after receipt by such indemnifying party of the aforesaid request and
(ii) such indemnifying party shall not have reimbursed the indemnified party in accordance with such request prior to the date of such settlement. No indemnifying party shall, without the prior written consent of the indemnified party, effect any settlement of any pending or threatened proceeding in respect of which any indemnified party is or could have been a party and indemnity could have been sought hereunder by such indemnified party, unless such settlement includes an unconditional release of such indemnified party from all liability on claims that are the subject matter of such proceeding.

        (e) To the extent the indemnification provided for in paragraph (a), (b) or (c) of this Section 9 is unavailable to an indemnified party or insufficient in respect of any losses, claims, damages or liabilities referred to therein, then the indemnifying party under such paragraph, in lieu of indemnifying such indemnified party thereunder, shall contribute to the amount paid or payable by such indemnified party as a result of such losses, claims, damages or liabilities (i) in such proportion as is appropriate to reflect the relative benefits received by the indemnifying party on the one hand and the indemnified party or parties on the other hand from the offering of the Shares or (ii) if the allocation provided by clause (i) above is not permitted by applicable law, in such proportion as is appropriate to reflect not only the relative benefits referred to in clause (i) above but also the relative fault of the indemnifying party or parties on the one hand and of the indemnified party or parties on the other hand in connection with the statements or omissions that resulted in such losses, claims, damages or liabilities, as well as any other relevant equitable considerations. In no event shall any Selling Stockholder be liable for contribution for any losses, claims, damages or liabilities, except insofar as the same are caused by any untrue statement or omission or alleged untrue statement or omission based upon information relating to such Selling Stockholder furnished in writing by such Selling Stockholder. The relative benefits received by the Sellers on the one hand and the Underwriters on the other hand in connection with the offering of the Shares shall be deemed to be in the same respective proportions as the net proceeds from the offering of the Shares (before deducting expenses) received by each Seller and the total underwriting discounts and commissions received by the Underwriters, in each case as set forth in the table on the cover of the Prospectus, bear to the aggregate Public Offering Price of the Shares. The relative fault of the Sellers on the one hand and the Underwriters on the other hand shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission or alleged omission to state a material fact relates to information supplied by the Sellers or by the Underwriters and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such statement or omission. The Underwriters' respective obligations to contribute pursuant to this
Section 9 are several in proportion to the respective number of Shares they have purchased hereunder, and not joint.

        (f) The Sellers and the Underwriters agree that it would not be just or equitable if contribution pursuant to this Section 9 were determined by pro rata allocation (even if the Underwriters were treated as one entity for such purpose) or by any other method of allocation that does not take account of the equitable considerations referred to in paragraph (d) of this Section 9. The amount paid or payable by an indemnified party as a result of the losses, claims, damages and liabilities referred to in the immediately preceding paragraph shall be deemed to include, subject to the limitations set forth above, any legal or other expenses reasonably incurred by such indemnified party in connection with investigating or defending any such action or claim. Notwithstanding the provisions of this Section 9, (ii) no Underwriter shall be required to contribute any amount in excess of the amount by which the total price at which the Shares underwritten by it and distributed to the public were offered to the public exceeds the amount of any damages that such Underwriter has otherwise been required to pay by reason of such untrue or alleged untrue statement or omission or alleged omission and
(ii) no Selling Stockholder shall be required to contribute any amount in excess of the amount by which the total gross proceeds received by such Selling Stockholder from the sale of the Shares exceeds the amount of damages that such Selling Stockholder has otherwise been required to pay by reason of
such untrue or alleged untrue statement or omission or alleged omission.   No
person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any person who was not guilty of such fraudulent misrepresentation. The remedies provided for in this Section 9 are not exclusive and shall not limit any rights or remedies which may otherwise be available to any indemnified party at law or in equity.

        (g) The indemnity and contribution provisions contained in this Section 9 and the representations, warranties and other statements of the Company and the Selling Stockholders contained in this Agreement shall remain operative and in full force and effect regardless of (i) any termination of this Agreement, (ii) any investigation made by or on behalf of any Underwriter or any person controlling any Underwriter, the Selling Stockholders or any person controlling the Selling Stockholders, or the Company, its officers or directors or any person controlling the Company and (iii) acceptance of and payment for any of the Shares.

   10. Termination. This Agreement shall be subject to termination by notice given by you to the Company and the Selling Stockholders, if (a) after the execution and delivery of this Agreement and prior to the Closing Date
(i) trading generally shall have been suspended or materially limited on or by, as the case may be, any of the New York Stock Exchange, the American Stock Exchange, the National Association of Securities Dealers, Inc., the Chicago Board of Options Exchange, the Chicago Mercantile Exchange or the Chicago Board of Trade, (ii) trading of any securities of the Company shall have been suspended on any exchange or in any over-the-counter market, (iii) a general moratorium on commercial banking activities in New York shall have been declared by either Federal or New York State authorities or (iv) there shall have occurred any outbreak or escalation of hostilities or any change in financial markets or any calamity or crisis that, in your judgment, is material and adverse and (b) in the case of any of the events specified in clauses (a)(i) through (iv), such event, singly or together with any other such event, makes it, in your judgment, impracticable to market the Shares on the terms and in the manner contemplated in the Prospectus.

   11. Effectiveness; Defaulting Underwriters. This Agreement shall become effective upon the execution and delivery hereof by the parties hereto.

         If, on the Closing Date or the Option Closing Date, as the case may be, any one or more of the Underwriters shall fail or refuse to purchase Shares that it has or they have agreed to purchase hereunder on such date, and the aggregate number of Shares which such defaulting Underwriter or Underwriters agreed but failed or refused to purchase is not more than one-tenth of the aggregate number of the Shares to be purchased on such date, the other Underwriters shall be obligated severally in the proportions that the number of Firm Shares set forth opposite their respective names in Schedule I or Schedule II bears to the aggregate number of Firm Shares set forth opposite the names of all such non-defaulting Underwriters, or in such other proportions as you may specify, to purchase the Shares which such defaulting Underwriter or Underwriters agreed but failed or refused to purchase on such date; provided that in no event shall the number of Shares that any Underwriter has agreed to purchase pursuant to this Agreement be increased pursuant to this Section 11 by an amount in excess of one-ninth of such number of Shares without the written consent of such Underwriter. If, on the Closing Date, any Underwriter or Underwriters shall fail or refuse to purchase Firm Shares and the aggregate number of Firm Shares with respect to which such default occurs is more than one-tenth of the aggregate number of Firm Shares to be purchased, and arrangements satisfactory to you and the Company for the purchase of such Firm Shares are not made within 36 hours after such default, this Agreement shall terminate without liability on the part of any non-defaulting Underwriter, the Company or the Selling Stockholders. In any such case either you or the Sellers shall have the right to postpone the Closing Date, but in no event for longer than seven days, in order that the required changes, if any, in the Registration Statement and in the Prospectus or in any other documents or arrangements may be effected. If, on the Option Closing Date, any Underwriter or Underwriters shall fail or refuse to purchase Additional Shares and the aggregate number of Additional Shares with respect to which such default occurs is more than one-tenth of the aggregate number of Additional Shares to be purchased, the non-defaulting Underwriters shall have the option to (i) terminate their obligation hereunder to purchase Additional Shares or (ii) purchase not less than the number of Additional Shares that such non-defaulting Underwriters would have been obligated to purchase in the absence of such default. Any action taken under this paragraph shall not relieve any defaulting Underwriter from liability in respect of any default of such Underwriter under this Agreement.

         If this Agreement shall be terminated by the Underwriters, or any of them, because of any failure or refusal on the part of any Seller to comply with the terms or to fulfill any of the conditions of this Agreement, or if for any reason any Seller shall be unable to perform its obligations under this Agreement, the Company will reimburse the Underwriters or such Underwriters as have so terminated this Agreement with respect to themselves, for all out-of-pocket expenses (including the fees and disbursements of their counsel) reasonably incurred by such Underwriters in connection with this Agreement or the offering contemplated hereunder.

   12. Counterparts. This Agreement may be signed in two or more counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument.

   13. Applicable Law. This Agreement shall be governed by and construed in accordance with the internal laws of the State of New York.

   14. Headings. The headings of the sections of this Agreement have been inserted for convenience of reference only and shall not be deemed a part of this Agreement.


                                   Very truly yours,

                                   SEQUENT COMPUTER SYSTEMS, INC.


                                   By ______________________________
                                      Name:
                                      Title:


                                   The Selling Stockholders named in
                                   Schedule III hereto, acting severally


                                   By _____________________________
                                      Name:
                                      Attorney-in-Fact


Accepted as of the date hereof

MORGAN STANLEY & CO. INCORPORATED
COWEN & COMPANY
SOUNDVIEW FINANCIAL GROUP, INC.

Acting severally on behalf of themselves and the several U.S. Underwriters named in Schedule I hereto.

By Morgan Stanley & Co. Incorporated


By ________________________________
   Name:
   Title:

MORGAN STANLEY & CO. INTERNATIONAL LIMITED
COWEN & COMPANY
SOUNDVIEW FINANCIAL GROUP, INC.

Acting severally on behalf of themselves and the several International Underwriters named in Schedule II hereto.

By Morgan Stanley & Co. International Limited


By _________________________________
   Name:
   Title:


                                 Schedule I

                              U.S. Underwriters


Underwriter                                    Number of Firm Shares To Be
                                               Purchased


Morgan Stanley & Co. Incorporated
Cowen & Company
SoundView Financial Group, Inc.


























     Total U.S. Firm Shares.............................4,200,000



                               Schedule II

                       International Underwriters



Underwriter                                    Number of Firm Shares To Be
                                               Purchased


Morgan Stanley & Co. International Limited
Cowen & Company
SoundView Financial Group, Inc.
























     Total International Firm Shares......................1,050,000



                               Schedule III

                           Selling Stockholders



Selling Stockholder                               Number of Firm Shares
                                                  To Be Sold


State Farm Mutual Automobile Insurance Company    981,700

Froley, Revy Investments Co., Inc. Account:
  State of Oregon Equity Fund                      63,241

Robert Mathis                                       5,620



            Total Shares........................1,505,561



EXHIBIT A

                        [Form of Lock-up Letter]


                                                        ___________, 1997

Morgan Stanley & Co. Incorporated
Cowen & Company
SoundView Financial Group, Inc.
c/o Morgan Stanley & Co. Incorporated
1585 Broadway
New York, NY 10036

Dear Sirs and Mesdames:

     The undersigned understands that Morgan Stanley & Co. Incorporated ("Morgan Stanley") proposes to enter into an Underwriting Agreement (the "Underwriting Agreement") with Sequent Computer Systems, Inc., an Oregon corporation (the "Company"), providing for the public offering (the "Public Offering") by the several Underwriters, including Morgan Stanley (the "Underwriters"), of ___________ shares (the "Shares") of the Common Stock, $0.01 per share par value, of the Company (the "Common Stock").

     To induce the Underwriters that may participate in the Public Offering to continue their efforts in connection with the Public Offering, the undersigned hereby agrees that, without the prior written consent of Morgan Stanley on behalf of the Underwriters, it will not, during the period commencing on the date hereof and ending 90 days after the date of the final prospectus relating to the Public Offering (the "Prospectus"), (1) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any shares of Common Stock or any securities convertible into or exercisable or exchangeable for Common Stock or (2) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of Common Stock, whether any such transaction described in clause (1) or (2) above is to be settled by delivery of Common Stock or such other securities, in cash or otherwise. The foregoing sentence shall not apply to (a) the sale of any Shares to the Underwriters pursuant to the Underwriting Agreement or (b) transactions relating to shares of Common Stock or other securities acquired in open market transactions after the completion of the Public Offering. In addition, the undersigned agrees that, without the prior written consent of Morgan Stanley on behalf of the Underwriters, it will not, during the period commencing on the date hereof and ending 90 days after the date of the Prospectus, make any demand for or exercise any right with respect to, the registration of any shares of Common Stock or any security convertible into or exercisable or exchangeable for Common Stock.

     Whether or not the Public Offering actually occurs depends on a number of factors, including market conditions. Any Public Offering will only be made pursuant to an Underwriting Agreement, the terms of which are subject to negotiation between the Company and the Underwriters.

                                        Very truly yours,



                                        (Name)




SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES                EXHIBIT 11
STATEMENT SHOWING CALCULATION OF AVERAGE
COMMON SHARES OUTSTANDING AND EARNINGS
PER AVERAGE COMMON SHARE
(in thousands, except per share amounts)


                                  Three Months Ended   Six Months Ended
                                      June 28, 1997     June 28, 1997

Weighted average number
  of common shares outstanding             34,929            34,678

Application of the "treasury
  stock" method to the stock option
  and employee stock purchase plans (A)     3,202             2,710

Weighted average of common stock
  equivalent shares attributable
  to convertible debentures                   575               575

    Total common and common
      equivalent shares, assuming
      full dilution                        38,706            37,963



Net income                               $  8,597         $   9,305

Add:
  Interest on convertible debentures,
  net of applicable income taxes              116               232

Net income, assuming full dilution       $  8,713          $  9,357

Net income per common share,
  assuming full dilution                 $    .23          $    .25




(A) Effective with the third quarter of 1996, the Company applied the "Modified Treasury Stock" method to calculate outstanding shares for stock options in accordance with APB 15.


The computation of primary net income per common share is not included as the computation can be clearly determined from the material contained in this report.