Form 10-Q
period 1997-10-04
SEQUENT COMPUTER SYSTEMS INC /OR/
filed 1997-11-17
CIK 811716

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 4, 1997 or
( ) Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from __________ to
    __________.

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


42,719,427 common shares were issued and outstanding as of October 31, 1997.


                    SEQUENT COMPUTER SYSTEMS, INC.

                    PART I. FINANCIAL INFORMATION



                                                                      Page No.
Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets - October 4, 1997 and
         December 28, 1996                                                3

         Consolidated Statements of Operations - Three months
         and nine months ended October 4, 1997 and
         September 28, 1996                                               4

         Consolidated Statements of Shareholders' Equity -
         December 28, 1996 through October 4, 1997                        5

         Consolidated Statements of Cash Flows - Nine months ended
         October 4, 1997 and September 28, 1996                           6

         Notes to Consolidated Financial Statements                       7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             11


                     PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                15

     (a) Exhibit 11 - Statement regarding computation of earnings
         per share.                                                      16

     (b) No reports on Form 8-K were filed by the Company during the fiscal quarter ended October 4, 1997.


SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)


                                                (Unaudited)
                                                Oct. 4, 1997     Dec. 28, 1996

ASSETS
Current assets:
  Cash and cash equivalents                      $ 133,469         $ 37,979
  Restricted deposits                               52,307           44,655
  Receivables, net                                 275,748          209,752
  Inventories                                      107,035           74,491
  Prepaid royalties and other                       31,823           30,577
    Total current assets                           600,382          397,454

Property and equipment, net                        141,140          133,838
Capitalized software costs, net                     64,838           59,567
Other assets, net                                   23,690           21,150
    Total assets                                 $ 830,050        $ 612,009

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                  $  53,496        $  59,925
  Accounts payable and other                       122,516           88,119
  Accrued payroll                                   15,590           24,853
  Unearned revenue                                  39,148           30,787
  Income taxes payable                               1,692            3,017
  Current obligations under capital leases
    and debt                                         2,267            7,325
    Total current liabilities                      234,709          214,026

Other accrued expenses                               9,096            6,671
Long-term obligations under capital leases
   and debt                                         10,692           16,503
   Total liabilities                               254,497          237,200

Shareholders' equity:
   Common stock, $.01 par value,
     42,680 and 34,188 shares outstanding              427              342
   Paid-in capital                                 500,299          315,316
   Retained earnings                                80,318           60,715
   Foreign currency translation adjustment          (5,491)          (1,564)
     Total shareholders' equity                    575,553          374,809
     Total liabilities and shareholders' equity  $ 830,050        $ 612,009


See notes to consolidated financial statements.



SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited
(in thousands, except per share amounts)



                                           Three Months Ended              Nine Months Ended
                                     Oct. 4, 1997   Sept. 28, 1996    Oct. 4, 1997  Sept. 28, 1996


Revenue:
  Product                              $ 147,000      $ 101,669         $ 406,989     $ 282,327
  Service                                 60,320         47,116           168,358       129,790
    Total revenue                        207,320        148,785           575,347       412,117

Costs and expenses:
  Cost of products sold                   76,326         46,278           205,371       132,425
  Cost of service revenue                 43,968         36,375           124,965       100,876
  Research and development                16,516         14,405            48,434        38,932
  Selling, general and administrative     57,051         49,479           166,884       132,146
    Total costs and expenses             193,861        146,537           545,654       404,379

Operating income                          13,459          2,248            29,693         7,738

Interest, net                                413            105            (1,624)          533
Other, net                                  (962)          (490)           (1,535)       (1,055)

Income before provision for income taxes  12,910          1,863            26,534         7,216
Provision for income taxes                 2,612            508             6,931         1,957
Net income                             $  10,298      $   1,355         $  19,603     $   5,259

Net income per share                   $    0.24      $    0.04         $    0.50     $    0.16

Weighted average number of common
  and common equivalent shares
  outstanding                             43,351         33,780            38,941        33,854


See notes to consolidated financial statements.



SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - Unaudited
(In thousands)


                                                                         Foreign
                                                                        currency
                                  Common Stock     Paid-in   Retained  translation
                                 Shares   Amount   capital   earnings  adjustment   Total
Balance, December 28, 1996       34,188    $342   $315,316   $60,715    $(1,564)   $374,809

Common shares issued                652       6      6,879         -          -       6,885
Tax benefit of option exercises       -       -        263         -          -         263
Net income                            -       -          -       708          -         708
Foreign currency translation
  adjustment                          -       -          -         -     (3,070)     (3,070)
Balance, March 29, 1997          34,840    $348   $322,458   $61,423    $(4,634)   $379,595

Common shares issued                293       3      3,763         -          -       3,766
Tax benefit of option exercises       -       -         88         -          -          88
Net income                            -       -          -     8,597          -       8,597
Foreign currency translation
  adjustment                          -       -          -         -        269         269
Balance, June 28, 1997           35,133    $351   $326,309   $70,020    $(4,365)   $392,315

Common shares issued              6,971      70    163,514         -          -     163,584
Conversion of Debentures            576       6      8,941     8,947          -           -
Tax benefit of option exercises       -       -      1,535         -          -       1,535
Net income                            -       -          -    10,298          -      10,298
Foreign currency translation
  adjustment                          -       -          -         -     (1,126)     (1,126)
Balance, October 4, 1997         42,680    $427   $500,299   $80,318    $(5,491)   $575,553








See notes to consolidated financial statements.


SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
(in thousands)


                                                           Nine Months Ended
                                                    Oct. 4, 1997  Sept. 28, 1996

Cash flow from operating activities:
  Net income                                         $  19,603       $   5,259
  Reconciliation of net income to net cash
   provided by operating activities -
     Depreciation and amortization                      61,413          47,779
     Changes in assets and liabilities -
       Receivables, net                                (65,996)          5,757
       Inventories                                     (32,544)        (17,425)
       Prepaid royalties and other                      (1,246)        (18,520)
       Accounts payable and other                       34,397           2,064
       Accrued payroll                                  (9,263)          6,445
       Unearned revenue                                  8,361           2,695
       Income taxes payable                             (1,325)            630
       Deferred income taxes                               (20)            (21)
       Other accrued expenses                            2,444           8,925
         Net cash provided by operating activities      15,824          43,588

Cash flow from investing activities:
  Restricted deposits                                   (7,652)         16,211
  Purchases of property and equipment, net             (50,108)        (61,463)
  Capitalized software costs                           (25,351)        (24,788)
  Intangibles and other assets                          (3,565)        (19,212)
         Net cash used for investing activities        (86,676)        (89,252)

Cash flow from financing activities:
  Notes payable, net                                    (6,429)        (17,715)
  Proceeds (payments) under capital lease obligations   (1,914)         15,241
  Long-term debt proceeds                                   --           2,200
  Stock issuance proceeds, net                         176,121           6,989
         Net cash provided by financing activities     167,778           6,715

Foreign currency translation adjustment                 (1,436)           (471)
Net increase (decrease) in cash and cash equivalents    95,490         (39,420)
Cash and cash equivalents at beginning of period        37,979          61,939

Cash and cash equivalents at end of period           $ 133,469        $ 22,519


Supplemental schedule of noncash investing
 and financing activities:  Conversion of
 Subordinated Debentures to Equity, net              $   8,947        $     --

See notes to consolidated financial statements.


             SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           October 4, 1997

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

Management Estimates

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

Recently Issued Accounting Standard

In March 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS
128). FAS 128 replaces APB Opinion 15, Earnings Per Share, and requires presentation of basic earnings per share and diluted earnings per share. The pro forma effect of adoption of FAS 128 is included in the table below. See
Exhibit 11 for the computation of average shares outstanding and earnings per share.
                                        Three Months Ended  Nine Months Ended
                                         Oct. 4, Sept. 28,  Oct. 4,  Sept. 28,
                                           1997     1996       1997     1996
As reported:
  Net income per share                    $  .24   $  .04     $  .50   $  .16
  Weighted average number of common and
   common equivalent shares outstanding   43,351   33,780     38,941   33,854

Pro forma:
  Basic net income per share              $  .26   $  .04     $  .54   $  .16
  Weighted average number of common
    shares outstanding                    39,436   33,727     36,264   33,512
  Diluted net income per share            $  .24   $  .04     $  .50   $  .16
  Weighted average number of common and
   common equivalent shares outstanding   43,357   34,218     39,195   34,010


In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (FAS 130). This statement requires entities to report changes in equity that result from transactions and economic events other than those with shareholders. This statement is effective for fiscal years beginning after December 15, 1997, at which time it will be adopted by the Company. Management expects that the adoption of this pronouncement will have no effect on reported earnings. It is expected that the Company's comprehensive income component will consist of the cumulative translation adjustment which is reflected in the statement of shareholders' equity.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (FAS
131). The objective of the standard is to provide information about the different types of business activities in which an enterprise engages and the different economic environments in which it operates. This pronouncement will be adopted by the Company for fiscal 1998, as required by the statement. This statement will have no impact on reported earnings and management expects that it will not have a significant impact on disclosure requirements as the company operates in one business segment.

Accounts Receivable

At October 4, 1997, accounts receivable in the accompanying consolidated balance sheet is net of $20 million received by the Company under its agreement to sell its domestic accounts receivable.

Inventories

Inventories consist of the following:
(in thousands)
                                         Oct. 4,            Dec. 28,
                                           1997               1996

Raw materials                          $  17,882          $  14,205
Work-in-progress                           2,951              2,166
Finished goods                            86,202             58,120
                                       $ 107,035          $  74,491

Property and Equipment

Property and equipment consist of the following:
(in thousands)
                                         Oct. 4,           Dec. 28,
                                           1997               1996

Land                                   $   5,037          $   5,037
Operational equipment                    207,510            174,662
Furniture and office equipment            90,567             89,951
Leasehold improvements                    23,025             22,584
                                         326,139            292,234
Less accum. depr. & amort.              (184,999)          (158,396)
                                       $ 141,140          $ 133,838

Research and Development

Amortization of capitalized software costs, generally based on a three-year life, was $20.1 million and $14.6 million for the nine months ended October 4, 1997 and September 28, 1996, respectively. In December 1996, the Company removed from its balance sheet capitalized software costs which had an original cost of $40 million and were fully amortized. This did not affect the realizable value of the Company's software products.


Notes Payable

The Company has an unsecured line of credit agreement with a group of banks which provides short-term borrowings of up to $80 million. The line of credit agreement extends through May 29, 1998. Individual borrowings on the credit line have maturities of three months or less. There were no borrowings outstanding under the line of credit at October 4, 1997 or September 28, 1996.

The Company has a short-term borrowing agreement with a foreign bank as a hedge to cover certain foreign currency exposures. Borrowings under the agreement are denominated in various foreign currencies with terms of fourteen days to three months. Proceeds from the borrowings are converted into U.S. dollars and placed in a term deposit account with the foreign bank. At October 4, 1997, maximum borrowings allowed under the agreement were approximately $59.8 million. The maximum borrowing limit is denominated in specified foreign currencies and fluctuates with the change in foreign exchange rates. Amounts outstanding were $52.3 million and $23.4 million at October 4, 1997 and September 28, 1996, respectively.

In addition to the above borrowing agreements, the Company has entered into certain other miscellaneous borrowing arrangements with a foreign bank. At October 4, 1997, $1.2 million was outstanding. There were no borrowings outstanding under these borrowing arrangements at September 28, 1996.

Obligations under Capital Leases and Long-Term Debt

In April 1992, the Company issued $20 million of 7.5% Convertible Subordinated Debentures ("Convertible Debentures" or "Debentures") due March 31, 2000. The Convertible Debentures were convertible into the Company's common stock at the option of the holders at an initial conversion price of $15.81 per share. In conjunction with the Company's equity offering in 1993, $9.9 million of the Debentures were converted into 626,000 shares of common stock. In August 1995, an additional $1.0 million of the Debentures were converted into 63,000 shares of common stock. In August and September 1997, the remaining $9.1 million of the Debentures were converted into 576,000 shares of common stock. The outstanding balance in long-term debt related to the debentures at September 28, 1996 was $9.1 million.

During 1996 a U.S. subsidiary of the Company entered into a financing arrangement with third parties for $2.2 million, of which $1 million was with a related party. The financing consisted of short-term convertible notes with an interest rate of 10% due February 1997. During the second quarter of 1997, the notes were converted into preferred stock of the subsidiary. At October 4, 1997 there was no outstanding balance related to these notes. The balance at September 28, 1996 was $2.2 million.

Income Taxes

The Company's general practice is to reinvest the earnings of its foreign subsidiaries operations, unless it would be advantageous to the Company to repatriate the foreign subsidiaries' retained earnings. The effective tax rate differs from the statutory tax rate principally due to the benefit from the Company's foreign sales corporation and the federal research and development tax credit.

Shareholders' Equity

Common Stock. On July 29, 1997, the Company sold approximately 5.7 million shares of common stock in an equity offering. Net proceeds to the Company, after deducting the underwriting discount and offering expenses, were approximately $148.5 million. In August and September 1997, $9.1 million ($8.9 million, net of related expenses) of the Convertible Debentures were converted into 576,000 shares of common stock. The conversion of the Debentures into common stock is considered a significant noncash transaction and is reflected in the supplemental schedule of noncash investing and financing activities in the Consolidated Statement of Cash Flows. Additionally, approximately 1.2 million shares of common stock were issued during the third quarter of 1997, amounting to $16.6 million.


Significant Customers

The Company operates primarily in one business segment which includes the design, manufacture and marketing of high-performance computer systems and operating environment software for the data center. Project-oriented offerings include consulting and professional services to help customers solve complex information technology problems. Approximately 13% of the Company's revenue in the third quarter of 1997 was from one customer. The Company had no single customer that represented greater than 10% of total revenue for the third quarter of 1996.

Geographic Segment Information

Export and foreign revenue was $89.7 million (43% of total revenue) for the three months ended October 4, 1997 and $267.3 million (46% of total revenue) for the first nine months of 1997. Export and foreign revenue was $78.8 million and $209.2 million (53% and 51% of total revenue, respectively) for the corresponding periods in 1996. The Company's United States operations generated operating income of $21.1 million for the three months ended October 4, 1997 and $50 million for the first nine months of 1997. Comparable periods in 1996 included operating income of $8.1 million and $13.9 million for the three months and nine months ended September 28, 1996, respectively. Foreign operations generated net operating losses of $7.7 million for the quarter ended October 4, 1997 and $20.3 million for the first nine months of 1997. Comparable periods in 1996 included net operating losses of $5.9 million and $6.2 million for the three months ended September 28, 1996 and first nine months of 1996, respectively.

Forward Looking Statements

Forward-looking statements may be made by the Company from time to time. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: timely completion of product development and continued customer acceptance of the Company's NUMA-Q product line; business conditions and growth in the electronics industry and general economies, both domestic and international; lower than expected customer orders, delays in receipt of orders or cancellation of orders; competitive factors, including increased competition, new product offerings by competitors and price pressures; the availability of third party parts and supplies at reasonable prices; changes in product mix and the mix between product and service revenue; significant quarterly performance fluctuations due to the receipt of a significant portion of customer orders and product shipments in the last month of each quarter; and product shipment interruptions due to manufacturing problems. Readers should carefully review the risk factors described in the Company's Prospectus dated July 29, 1997 filed with the Securities and Exchange Commission.


                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

October 4, 1997


OVERVIEW

Total revenue was $207.3 million and $575.3 million for the third quarter and first nine months of 1997, respectively. Total revenue for the same periods in 1996 was $148.8 million and $412.1 million, respectively. Net income was $10.3 million and $19.6 million for the third quarter and first nine months of 1997, respectively, compared to $1.4 million and $5.3 million for the same periods in 1996. Total revenue increases of 39% and 40% for the third quarter and first nine months of 1997 over the same periods in 1996 included increases in product revenue of 45% and 44% and service revenue of 28% and 30%, respectively. Factors contributing to the significant increases in revenue in 1997 included substantial growth in sales of the Company's NUMA-Q systems and continued increases in major account project sales. In addition to increases in revenue, 1997 net income was positively impacted by significant reductions in operating expenses as a percentage of revenue as compared to 1996, when the Company was investing heavily in its sales and professional services organizations. Revenues from foreign operations decreased as a percentage of the Company's total revenue in the third quarter and first nine months of 1997. Factors contributing to these decreases included substantial growth rates in the Company's American and Asia Pacific operations, as well as a historical seasonal selling weakness in Europe in the third quarter of 1997, particularly in the United Kingdom.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of total revenue:


                                      Three months ended    Nine months ended
                                       Oct. 4,  Sept. 28,   Oct. 4,  Sept. 28,
                                         1997     1996        1997     1996
Revenue:
  End-user products                      70.6%    68.2%       69.9%    66.9%
  OEM products                             .3       .1          .8      1.6
  Service                                29.1     31.7        29.3     31.5
    Total revenue                       100.0    100.0       100.0    100.0
Cost of product and service revenue      58.0     55.6        57.4     56.6
Gross profit                             42.0     44.4        42.6     43.4
Operating expenses:
  Research and development                8.0      9.7         8.4      9.4
  Selling, general and administrative    27.5     33.3        29.0     32.1
    Total operating expenses             35.5     43.0        37.4     41.5
Operating income                          6.5      1.4         5.2      1.9
Interest income (expense), net            0.2       .1        (0.3)      .1
Other expense, net                       (0.5)    (0.3)       (0.3)    (0.3)
Income before provision
  for income taxes                        6.2      1.2         4.6      1.7
Provision for income taxes                1.2       .3         1.2       .5
Net income                                5.0%     0.9%        3.4%     1.2%


REVENUE

As a percentage of total revenue, the Company's product revenue increased significantly in 1997 over 1996. Sales of the Company's NUMA-Q systems have continued to increase substantially since the beginning of 1997 when the new product line was formally introduced into the marketplace. NUMA-Q system sales accounted for approximately 75% of total product revenue in the third quarter of 1997. Service revenue increased by 28% and 30% in the third quarter and first nine months of 1997, respectively, over the same periods in 1996. Factors contributing to increased service revenue include continued growth in system sales with service contracts, as well as an increase in the number of project bookings in the Company's professional service organization. The decrease in service revenue as a percentage of total revenue was primarily the result of the significant increase in product revenue volume.

COST OF SALES

The factors influencing gross margins in a given period generally include unit volumes (which affect economies of scale), product configuration mix, changes in component and manufacturing costs, product pricing and the mix between product and service revenue. The Company's overall product gross margins were approximately 48% and 50% for the three month and nine month periods ended October 4, 1997, respectively, and 54% and 53% for the same periods in 1996. During the third quarter and first nine months of 1997, the Company's product margins were affected by increased sales of third party products, which yield lower gross margins than standard Sequent products. Additionally, the Company's overall gross margins were affected by lower margin sales of its Symmetry products, which, as expected, are continuing to represent a lower percentage of the Company's overall sales. Offsetting these lower margin sales were sales from the Company's higher margin NUMA-Q products, which have been increasing throughout 1997. The Company's service gross margins were 27% and 26% in the third quarter of 1997 and nine months ended October 4, 1997, increasing from approximately 23% for the same periods in 1996. A significant factor contributing to this increase included strong performance in the Company's professional services organization in 1997.


RESEARCH AND DEVELOPMENT

During the third quarter and first nine months of 1997, the Company continued to invest in enhancements to its NUMA-Q product technology. Total research and development expenses increased 15% and 24% in the third quarter and first nine months of 1997 over the same periods in 1996. Due to the significant increase in total revenue in 1997, however, research and development expenses as a percentage of total revenue decreased. There was a slight increase in software costs capitalized in the first nine months of 1997 over 1996, from $24.8 million in 1996 to $25.4 million in 1997. However, capitalized software development costs decreased from $9.1 million in the third quarter of 1996 compared to $8.6 million in the third quarter of 1997, primarily as a result of significant software releases in 1997.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased in volume during the third quarter and first nine months of 1997, respectively, over the same periods in 1996 primarily due to the increased activity associated with the growth in overall sales volume. As a percentage of total revenue, however, these expenses have continued to decrease in 1997 compared to 1996, when the Company was just beginning a major product transition and was investing heavily in its sales and professional services infrastructure. In the third quarter and first nine months of 1997, selling, general and administrative expenses were 28% and 29% of total revenue, respectively. In 1996, these expenses were 33% and 32% of total revenue for the same periods.

INTEREST AND OTHER, NET

Interest income is primarily generated from restricted deposits held at foreign and domestic banks, short-term investments and cash and cash equivalents. Interest expense includes costs related to interim short-term borrowing, foreign currency hedging loans, capital lease obligations and convertible debentures. Interest income for the third quarter and first nine months of 1997 was $1.9 million and $3.4 million, respectively, compared to $0.8 million and $2.4 million for the same periods in 1996. The increase in interest income is a result of investment of cash proceeds from the July 29, 1997 stock offering. Interest expense for the same periods in 1997 and 1996 was $1.5 million and $5.1 million and $0.7 million and $1.9 million, respectively. The Company's use of funds for its continued investment in its NUMA-Q product line and related interim increase in short-term borrowings were factors in the increase in interest expense in 1997 over 1996.

Other expense consists primarily of net realized and unrealized foreign exchange gains and losses.

INCOME TAXES

The provision for income taxes includes benefits related to the Company's foreign sales corporation and the utilization of available domestic and foreign tax attributes carried forward from prior years. The effective tax rate for the third quarter of 1997 was 20%, compared to 27% for the corresponding period in 1996 and overall annual effective tax rate for 1996. The decrease in the tax rate for the third quarter when compared to the 32% and 31.7% tax rates, respectively, in the first two quarters of 1997, is due primarily to the extension of the federal research and development tax credit through June 30, 1998 and other changes in estimates. Prior to the extension, the credit expired on May 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $365.7 million at October 4, 1997 compared to $183.4 million at December 28, 1996. The Company's current ratio at October 4, 1997 and December 28, 1996 was 2.6:1 and 1.9:1, respectively.

Cash and cash equivalents increased $95.5 million during the nine months ended October 4, 1997. The increase included cash flows from operating activities of $15.8 million and issuances of common stock of $176.1 million, which included net proceeds of $148.5 million from the sale of the Company's common stock in its equity offering in August 1997. Funds were used for investments in property and equipment ($50.1 million), inventories ($32.5 million) and capitalized software ($25.4 million), which were primarily related to product and software development and enhancements associated with its NUMA-Q product line.

The Company has a $20 million receivable sales facility with a group of banks. At October 4, 1997 accounts receivable in the accompanying consolidated balance sheet is net of $20 million received by the Company under this agreement to sell its domestic accounts receivable.

The Company maintains an $80 million revolving line of credit agreement. The line is unsecured and extends through May 29, 1998. The line contains certain financial covenants and prohibits the Company from paying dividends without the lenders' consent. In August, the Company used approximately $30 million of the net proceeds from the August stock offering to repay the outstanding balance in full.

The Company maintains a short-term borrowing agreement with a foreign bank to cover foreign currency exposures. Maximum borrowings allowed under the foreign bank agreement were $59.8 million, of which $52.3 million was outstanding at October 4, 1997 (based on currency exchange rates on such date).

The Company also maintains a miscellaneous borrowing arrangement with a foreign bank. At October 4, 1997, $1.2 million was outstanding under this agreement.

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


                              SEQUENT COMPUTER SYSTEMS, INC.



                              ________________________________
                              /s/ By Robert S. Gregg
                              Sr. Vice President of Finance and Legal and
                              Chief Financial Officer


                              Date:    November 17, 1997


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


                                     Three Months Ended    Nine Months Ended
                                       October 4, 1997      October 4, 1997

Weighted average number
  of common shares outstanding               39,436               36,264

Application of the "treasury
  stock" method to the stock option
  and employee stock purchase plans (A)       3,921                3,497

  Total common and common
    equivalent shares, assuming
    full dilution                            43,357               39,761



Net income                                $  10,298            $  19,603

Add:  Interest on Convertible Debentures,
  net of applicable income taxes (B)             --                  232

Net income, assuming full dilution        $  10,298            $  19,835

Net income per common share,
  assuming full dilution                  $    0.24            $    0.50




(A) Effective with the third quarter of 1996 and through the second quarter of 1997, the Company applied the "Modified Treasury Stock" method to calculate outstanding shares for stock options in accordance with APB 15.

(B) During the third quarter of 1997 the remaining outstanding Convertible Debentures were converted into shares of common stock.


The computation of primary net income per common share is not included as the computation can be clearly determined from the material contained in this report.