Form 10-K
period 1998-01-03
SEQUENT COMPUTER SYSTEMS INC /OR/
filed 1998-03-27
CIK 811716

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of
                   the Securities and Exchange Act of 1934

[X] Annual report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the fiscal year ended January 3, 1998 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from ________ to
    __________.

Commission file number:     0-15627

                       SEQUENT COMPUTER SYSTEMS, INC.
           (Exact name of registrant as specified in its charter)

            Oregon
(State or other jurisdiction of                   93-0826369
 incorporation or organization)     (I.R.S. Employer Identification Number)

          15450 S.W. Koll Parkway, Beaverton, Oregon  97006-6063
       (Address of principal executive offices, including zip code)

    Registrant's telephone number, including are code:   (503) 626-5700

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

     Aggregate market value of Common Stock held by nonaffiliates of the Registrant at February 28, 1998, based on the closing price on such date on the NASDAQ National Market System: $915,022,023.

     Number of shares of Common Stock outstanding as of February 28, 1998:
43,459,381.

                   Documents Incorporated by Reference
                                              Part of Form 10-K into
            Document                            which incorporated
1997 Annual Report to Shareholders               Parts II and IV
 Proxy Statement for 1998 Annual
     Meeting of Shareholders                        Part III


                           TABLE OF CONTENTS

Item of Form 10-K                                                     Page

PART I

  Item 1.     Business                                                  3

  Item 2.     Properties                                               15

  Item 3.     Legal Proceedings                                        15

  Item 4.     Submission of Matters to a Vote of Security Holders      15

  Item 4(a).  Executive Officers of the Registrant                     16

PART II

  Item 5.     Market for the Registrant's Common Equity and            17
              Related Stockholder Matters

  Item 6.     Selected Financial Data                                  17

  Item 7.     Management's Discussion and Analysis of Financial        17
              Condition and Results of Operations

  Item 8.     Financial Statements and Supplementary Data              17

  Item 9.     Changes in and Disagreements with Accountants            17
              on Accounting and Financial Disclosure

PART III

  Item 10.    Directors and Executive Officers of the Registrant       18

  Item 11.    Executive Compensation                                   18

  Item 12.    Security Ownership of Certain Beneficial Owners and      18
              Management

  Item 13.    Certain Relationships and Related Transactions           18

PART IV

  Item 14.    Exhibits, Financial Statement Schedules and Reports      19
              on Form 8-K

SIGNATURES                                                             26


                                   PART I


Item 1. Business.

     Sequent Computer Systems, Inc. ("Sequent" or "the Company") is a leading provider of high-end scalable data-center-ready open systems solutions for large organizations spanning diverse industries. The Company pioneered the development of large-scale, Intel-based symmetric multiprocessing ("SMP") systems in the 1980s and has installed over 8,000 SMP systems worldwide. In 1996, Sequent was first to market with large-scale cache coherent non-uniform memory access ("CC-NUMA") systems based on Intel's Pentium Pro architecture and designed to run the UNIX operating system. Since December 1996, over 500 NUMA-Q 2000 systems have been installed. During the second half of 1998, the Company plans to introduce its new NUMA-Q technology which will enable customers to run UNIX and Windows NT on a single system. Sequent's products are used primarily as database servers for large commercial applications: custom on-line transaction processing ("OLTP"); decision support systems ("DSS")/data warehousing; and enterprise resource planning.

     Sequent sells its products and services worldwide through its direct sales force, through distributors and, increasingly, through arrangements with systems integrators. Sequent's direct sales efforts are focused on large organizations with the goal of establishing and maintaining long-term "major account" relationships. During 1997, the Company formed a new organization, Global Business Alliances ("GBA"), with a mission of expanding business into new markets and new customers through strategic partnerships with specific system integrators.

     Sequent has enhanced its competitive position by providing consulting and professional services to help large organizations identify complex IT problems and develop solutions that combine its products with those of its RDBMS partners and other open systems hardware and software providers. The Company's high-end professional services capability has enabled Sequent to shift the focus of its business from selling systems to offering solutions that combine systems and services. Sequent's solution-oriented expertise is geared to RDBMS-based offerings in three basic categories: custom OLTP; packaged business solutions (financial, manufacturing and human resources applications); and large DSS/data warehousing applications. Over the past five years, the knowledge and expertise of Sequent's professional services organization have become key differentiators for the Company, enabling Sequent to win a growing number of projects where the sale of large systems follows or accompanies the sale of significant professional services contracts. The Company maintains strategic relationships with leading hardware and software providers that enable it to deliver complete mission-critical information technology ("IT") solutions to its customers.

     The Company was incorporated in Delaware in January 1983 and was reincorporated in Oregon in December 1988. Unless the context otherwise requires, references in this Report on Form 10-K to the "Company" or "Sequent" refer to the prior Delaware corporation, the current Oregon corporation and its subsidiaries. The Company's principal executive offices are located at 15450 S.W. Koll Parkway, Beaverton, Oregon 97006, and its telephone number at that location is (503)626-5700.

Market Overview

     The success of large organizations in today's competitive markets is largely dependent on the ability of these organizations to identify and respond to changing business conditions. Such organizations need to rapidly collect, organize, analyze, process and store data throughout the enterprise to make effective business decisions. An organization's strategic use of IT is often critical to creating and maintaining large centers of corporate data and effectively manipulating it to gain competitive advantage. However, deploying enterprise-wide data-center systems solutions is complex and often presents a major challenge to corporate IT organizations, especially because of several overlapping industry trends that have continually defined the market for such systems. Following is a discussion of some of these trends:

     RDBMS and OLTP. In traditional mainframes, data entered into the system was typically stored in highly structured flat files called hierarchical databases. During the 1980s, use of these rigid database structures gave way to RDBMS software whose flexible structure enabled the rapid deployment of large database applications for OLTP. In contrast to the batch data entry and processing characteristic of early mainframe computing, OLTP captures data from transactions as they are executed and adds or updates records in the database in real time. The market demand for OLTP computing systems, particularly those using RDBMS technology, spans a wide variety of industries and applications and has increased dramatically as more businesses require instantaneous processing of information.

     DSS/Data Warehousing. The wealth of historical data that has been amassed by large organizations over the past several decades has given rise to widespread demand for technology to access that data and convert it into useful information. More recently, the growth of Internet-based technologies and the proliferation of multimedia databases are creating new demand for ways to cull information from multiple types of data. In response to these demands, decision support systems have become one of the fastest growing segments of the high-end, open systems computing market. These systems combine relational database software and large, scalable servers with powerful front-end software tools that enable individual users to comb through very large volumes of data and extract specific information such as market trends and customer buying patterns. Today's data warehouses are large databases constructed specifically to optimize the accessibility of the data for decision support applications. Recently, RDBMS vendors such as Oracle and Informix Corporation ("Informix") have added parallel query capabilities to their software, dramatically enhancing their performance on systems with parallel architectures such as SMP and CC-NUMA.

     The Internet and Electronic Commerce. Today, virtually every large organization has a corporate intranet of some sort and an emerging presence on the World Wide Web. Over the next several years, the projected growth of web-based infrastructures is expected to be driven by the expansion of messaging and electronic commerce, requiring larger and more scalable servers. Connected to millions of PCs and network computers by one vast network, these servers will manage very large volumes of on-line transactions involving tens of thousands of concurrent users and millions of multi-megabyte-sized chunks of text, voice, video and other complex data types. In an effort to better understand the complexities of their markets, the dynamics of their business and the needs of their customers, Sequent believes that organizations will depend on massively-scalable servers to search through large databases for information and insights that can provide a competitive advantage.

     Client/Server and Network Computing. The simplest form of client/server architecture is a two-tier configuration consisting of a server that manages data connected to desktop clients (PCs or workstations) that can access the data to run various applications that reside on the desktop. Typically, these servers are inexpensive, low-end (one- to four-processor) systems manufactured in volume by makers of desktop systems. Three-tier client/server architectures typically employ a large, back-end database server connected to one or more application servers connected to multiple desktops. In this arrangement, desktop users have access to both applications and data which do not reside on their system. During the first half of this decade, both configurations were used in the widespread development of distributed client/server architectures where data and applications were distributed across multiple servers connected to desktop users by a single network. Recently, however, the difficulties in implementing and managing distributed client/server environments have slowed this trend and resulted in a renewed emphasis on the development of centralized client/server environments where data resides on a single larger server. Complementing this shift toward centralization is the recent emergence of the "network computer," an inexpensive ("thin") desktop client with no permanent storage capacity that is designed to run applications and access data stored on very large ("fat") servers. The use of such network computing devices is expected to increase demand for larger back-end servers.

     UNIX and Windows NT. Beginning in the early 1980s, the UNIX operating system, originally developed by AT&T in the 1960s, was adopted by a growing number of computer manufacturers and gradually won recognition as an emerging standard for open systems computing. However, efforts by various vendor consortiums failed to achieve the development of a single standard UNIX to replace the multiple versions of UNIX being developed and marketed by individual companies. In 1993, Microsoft introduced Windows NT as an alternative to UNIX. During the past four years, Windows NT has won widespread acceptance as the preferred operating system for network and applications servers, while UNIX remains the operating system of choice for large data-center applications. Despite its current limitations, many industry experts believe that over time Windows NT will acquire the scalability, robustness and functionality necessary to replace UNIX and become the de facto standard for enterprise-wide computing. As IT directors plan long-term IT strategies for their organizations, they are confronted with the dilemma of which operating systems to employ and how to migrate to those operating systems and interrelate the various operating systems throughout the enterprise.

     Scalable System Architectures. A scalable computer architecture is one that allows a user to increase the power and performance of a single system by adding more processors, memory and storage. Massively parallel processor systems ("MPP") can scale up to hundreds of processors in a loosely coupled architecture, where each processor has its own memory and I/O. The fact that each processor node has its own copy of the operating system software makes MPP systems difficult to program and limits their use in large commercial applications. In contrast, SMP systems employ a tightly-coupled architecture in which two or more processors are connected by a system "bus" that enables them to share memory and I/O. A single copy of the operating system software assigns the workload across all the processors so that to a user the system appears to contain only one very powerful processor. As a result, SMP systems are much easier to program than MPP systems and have become widely used for large-scale commercial applications. Today, the size and complexity of applications of large organizations have begun to require greater performance than can be achieved by scaling traditional SMP architectures.

     Existing technologies limit the amount of data that can travel across the system bus in an SMP system. As processors have become more powerful, this physical constraint limits the number of processors the bus can accommodate. The CC-NUMA architecture overcomes this limitation by linking multiple SMP boards together with intelligent, high-speed interconnects that allow processors on one board to access data on other boards. Because each board has its own memory and I/O, CC-NUMA systems share many of the scalability benefits of MPP systems. In CC-NUMA systems, however, the interconnects between the boards are designed to create a single coherent view of one large contiguous memory out of the distributed pieces of physical memory on each board so that to a user the system appears to contain only one very powerful processor. As a result, CC-NUMA systems deliver all the benefits associated with shared memory in traditional SMP systems and represent a powerful extension of SMP architecture.

     Open Systems. Historically, large organizations relied exclusively on computing equipment based on a single vendor's proprietary technology that was generally incompatible with that of other vendors. In recent years, proprietary systems have become increasingly unacceptable to companies that want the flexibility to purchase computing equipment and software best suited for a specific need without being limited to the choices offered by a specific vendor. "Open systems," by contrast, refers to hardware and software that adheres to industry standard specifications, allowing users to select and integrate the best products from different vendors to create large networks and client/server computing environments, facilitating the flow of information within and between organizations. Many companies are replacing some or all of their proprietary central computing systems, moving to a more open, distributed system when they upgrade or expand their systems.

Sequent's Business Strategy

     Sequent's business strategy is to provide enterprise-wide systems that enable large organizations to manage and use complex information. Sequent leverages the research and development efforts of industry-standard component suppliers by using their products and applying Sequent's expertise to design and build large, scalable data-center-ready open systems. Through technology and marketing partnerships with industry-leading hardware and software vendors, the Company develops and sells a broad range of offerings that address the needs of large organizations for OLTP and DSS. Sequent sells its products and services worldwide through its direct sales force, through distributors and through systems integrators. The Company's consulting and professional services organization helps customers diagnose their information technology problems and develop appropriate solutions based on the Company's offerings. Sequent consultants and professional services personnel provide value-added services both directly to customers and in partnership with systems integrators. The key elements of Sequent's strategy are the following:

     Solve Complex IT Problems. Sequent concentrates on understanding the business objectives and information technology needs of its customers at all organizational levels. The Company's consultants and professional services personnel work closely with the customer's in-house IT organization, or its designated systems integrator, to diagnose complex IT problems, then design and implement open solutions that support the customer's business objectives and are aligned with the customer's strategic goals. Specific areas of focus include IT strategy and planning, enterprise infrastructure, core business applications, decision support, migration from proprietary to open systems and project management.

      Provide Scalable Systems Architecture. Sequent invests significant resources in developing scalable systems architecture. Sequent believes its NUMA-Q 2000 systems provide exceptional price/performance and scalability for data-center applications. NUMA-Q 2000 extends the benefits of traditional SMP technology within an architecture that is designed to scale up to 252 microprocessors. Using an SMP "quad" with four Intel Pentium Pro processors as the basic building block, NUMA-Q 2000 uses a proprietary intelligent high-speed switch called IQ-Link that is designed to combine up to 63 quads in a system that, from a user's perspective, looks and behaves like a single SMP system.

     Compared to standard SMP and mainframe systems, the performance and scalability benefits of the NUMA-Q architecture enhance performance and flexibility of transaction-intensive and decision support applications. Sequent believes that its NUMA-Q architecture has the capability to outperform traditional mainframes. In addition, global shared memory and other SMP-like characteristics of the NUMA-Q architecture enable customers to develop and deploy large, centralized client/server applications that are difficult and costly to implement in a mainframe environment.

     Sequent was the first to bring Intel-based CC-NUMA systems to market, shipping the first NUMA-Q 2000 systems to customers in late 1996. During 1997, revenue from NUMA-Q 2000 sales surpassed revenue from Symmetry sales and accounted for approximately two-thirds of the Company's total product revenue.

     Sequent is committed to maintaining its leadership position in CC-NUMA systems, including upgrading to new Intel processor generations as they become available, including Intel's next-generation IA-64 architecture (code-named "Merced"), which is expected to be introduced by 2000.

     Leverage Strategic Relationships. Sequent devotes substantial resources to strategic marketing and product development relationships with those companies it believes offer the best open systems technologies. These relationships, combined with the open systems knowledge and expertise of the Company's consulting and professional services organization, allow Sequent to deliver complete solutions that combine the best available products and services. Sequent has strategic relationships with Intel for joint research and development of future computer systems building blocks. The Company's newly announced relationship with Digital Equipment Corporation ("Digital") includes initiatives for co-developing a standard, scalable 64-bit operating system, as well as creating a potential new sales channel for future NUMA-Q products through an Original Equipment Manufacturer (OEM) relationship. In addition, the Company continues to work closely with Microsoft Corporation ("Microsoft") for ongoing Windows NT software development. Other relationships include those with major providers of RDBMS software, including Oracle, Informix and Computer Associates International, Inc., and with leading suppliers of third-party applications software such as Oracle, PeopleSoft, Inc. ("PeopleSoft") and Baan Company N.V. ("Baan"). In addition, the Company works closely with leading suppliers of its storage subsystems, including EMC Corporation ("EMC2") and Data General's CLARiiON division ("CLARiiON"), and with suppliers of communications and network software and client/server application development products.

     In addition, the Company continues to focus its efforts on building solid relationships with system integrators to leverage and expand sales channel opportunities. During 1997, the Company formed its new GBA organization, specifically to develop and broaden partnerships with specific system integrators, such as EDS, CSC, Andersen Consulting, Deloitte & Touche and Ernst & Young. The Company is collaboratively working with these partners to penetrate the market using specific program initiatives.

     Maintain Commitment to Open Systems. Sequent's open system architecture leverages industry standards whenever possible, including the use of Intel processors, the UNIX and Windows NT operating systems, and standard network and communications interfaces. Sequent systems are designed to operate in a multi-vendor environment and support a wide variety of third-party software, including open RDBMSs, packaged applications and decision support tools and applications.

     Support Advancement of UNIX and Windows NT. Sequent is committed to the advancement of both UNIX and Windows NT in the data center. As a leading supplier of large UNIX systems for data-center applications, Sequent has heavily invested in the development of its DYNIX/ptx operating system. In January of 1998, Sequent and Digital announced their intent to co-develop a standard, scalable 64-bit UNIX operating system. The development will be based on Digital UNIX, will add key Sequent technologies and will be augmented with joint development by the two companies. Key to the success of the initiative will be the recruitment of additional partners and licenses. The new IA-64 UNIX operating system will be owned by Digital and is expected to be released in 2000, which coincides with the introduction of Intel's new IA-64 architecture. In addition, Sequent and Digital will jointly develop a source-compatible environment on top of DYNIX/ptx, to provide Sequent with forward compatibility written on its 32-bit DYNIX/ptx operating system.

     The Company continues to make substantial investments to assure the scalability, availability and functionality of Windows NT on its NUMA-Q architecture. During the second half of 1998, the Company plans to introduce its next phase in the development of its NUMA-Q technology that will enable customers to run UNIX and Windows NT applications on the same system with shared storage, systems management, backup and other resources. Sequent believes that the ability to provide customers with a clear interoperability plan or a credible migration path from UNIX to Windows NT in the data center will be an important differentiating factor for the Company.

     Protect Customers' Investments. Sequent strives to help its customers protect and leverage their investments in open systems technology. The Company's products are designed for interoperability with other vendors' products. Through successive generations of Intel microprocessors, Sequent has maintained backward compatibility of its newest Symmetry products with earlier models incorporating older processors. There are Symmetry systems installed at customer sites that incorporate Intel 386, 486 and Pentium processors in the same system. Although the CC-NUMA architecture is different from the SMP architecture, Sequent designed its NUMA-Q 2000 product to run the same operating system and applications as its Symmetry products, allowing customers to move applications from Symmetry to NUMA-Q 2000.

Platform Overview

     Commercial computing applications in large organizations require massive processing power, memory and disk storage capacity. These requirements often increase exponentially with the number of users and the volume of data associated with the application. In addition, many applications are so critical to an organization's business that any unplanned downtime resulting from hardware or software failures can be extremely costly.

     Built for customers with large-scale, mission-critical computing requirements, Sequent's NUMA-Q 2000 products provide high performance and functionality that are designed to scale up as the customer's needs grow. NUMA-Q 2000 systems are based on industry standards and are designed for easy interoperability with other computing hardware in an open systems environment. NUMA-Q 2000 systems can also be clustered to provide high availability for mission-critical applications.

     Based on recent customer and partner benchmarks in which NUMA-Q 2000 systems have been compared to SMP and MPP systems manufactured by the Company's competitors, the Company believes that NUMA-Q 2000 delivers the best performance and scalability for large-scale RDBMS-based applications on open systems available today.

     Hardware Architecture. The Company's Symmetry line of Intel-based SMP systems, introduced in 1987 and currently based on Intel's Pentium architecture, scales from two to 30 processors, with up to 3.5 gigabytes of shared memory and up to 1.7 terabytes of disk storage. The Company's NUMA-Q 2000 systems are designed to scale up to 63 quads (252 Pentium Pro processors) and currently ship in configurations ranging from one to eight quads, with up to 16 gigabytes of memory and 10 terabytes of disk storage per system. The NUMA-Q architecture overcomes the scalability limitations of Symmetry's single-bus SMP architecture by joining together multiple SMP boards with an intelligent, high-speed interconnect called IQ-Link to create systems with a single, coherent view of memory and a single instance of the operating system running across all the quads in the system.

     In Sequent's NUMA-Q architecture, a quad is a four-way Pentium Pro processor SMP baseboard with features and enhancements added by Sequent to improve its performance and reliability as a component in large data-center systems. IQ-Link, developed by Sequent in cooperation with Vitesse Semiconductor Corporation ("Vitesse Semiconductor"), uses a gallium arsenide data pump to transfer data between quads at the rate of one gigabyte per second. IQ-Link has the ability to monitor the Pentium Pro processor bus on a specific quad and respond to requests for data contained in memory on a different quad. IQ-Link first examines its own large cache to see if the requested data has been temporarily stored there. If it does not find the data in its own cache, it puts a request out to the memory on other quads. All of this activity happens transparently to the database and application software. To an end user, the system looks and behaves like a large SMP system.

     Over the years, Sequent's scalable architectures have enabled the Company to incorporate technological advances in its product offerings more quickly and inexpensively than manufacturers of computer systems with proprietary central processing units. The Company's ongoing product development efforts leverage advances in open systems technology, including processor enhancements, storage technology, communications and user-interface enhancements. These enhancements directly benefit customers by enabling them to upgrade their installed Sequent systems without altering source programs, retraining users or replacing hardware and software not directly affected by the upgrade.

     Operating System Software. NUMA-Q 2000 systems are currently designed to run DYNIX/ptx, Sequent's highly scalable version of the UNIX operating system. Core technology in the kernel of DYNIX/ptx enables Sequent systems to provide highly scalable performance as processors are added. Through its initiative with Digital, the Company plans to co-develop a standard, scalable 64-bit UNIX operating system expected to be released in 2000 as well as develop forward compatibility on its current 32-bit DYNIX/ptx operating system.

     Sequent has also made a significant commitment to support Microsoft's Windows NT operating system. Sequent currently sells low-end and mid-range Windows NT systems (NTX 2000) manufactured by NCR Corporation, typically as application servers in large applications where NUMA-Q 2000 systems are installed as database servers running DYNIX/ptx. Sequent is currently working on the development of Windows NT-based NUMA-Q 2000 servers designed to optimize the capabilities of Windows NT for scalable applications that use either shared memory or distributed memory. Sequent believes that Windows NT could eventually rival UNIX operating systems and even replace UNIX as the preferred open systems operating environment in large corporate data centers. Accordingly, the Company plans to introduce in the second half of 1998 its new NUMA-Q technology that will enable customers to deploy DYNIX/ptx and Windows NT on the same system and dynamically partition the number of quads allocated to each operating system.

     Communications Products. The Company's systems support communications products that allow NUMA-Q 2000 systems to interconnect with other systems in multi-vendor system environments. These products include hardware that connects to wide and local area networks (WANs and LANs) and software that supports industry standard protocols.

     In addition to supporting open systems protocols such as TCP/IP, Open Systems Interconnections (OSI) and X.25, Sequent products can communicate directly with IBM systems via Systems Network Architecture (SNA).

     Sequent's NUMA-Q 2000 systems employ several high speed communications connections, including 100 Megabit-per-second Ethernet, CDDI (a copper wire version of FDDI), ATM, and high speed Synchronous E1/T1, which offer an order of magnitude increase to the bandwidth of previous offerings.

Product Development

     Sequent's research and development programs are focused on advancing hardware and software technologies that strengthen the Company's core product and service offerings. Sequent devotes substantial resources to ensure that its evolving technology roadmap is aligned with the technology direction of industry leading vendors, such as Intel, Microsoft and Oracle. Sequent engages in cooperative technology programs with these and other industry leaders, contributing its knowledge and expertise to the development of their products to optimize their performance with its own products.

     Sequent's hardware development is focused on using industry-standard components to build the industry's fastest, most reliable and most scalable computer systems designed to run both UNIX and Windows NT software. Scheduled to be introduced during the second half of 1998, the Company's new NUMA-Q product technology will incorporate 400 MHz Pentium Pro quads in systems that scale to 64 processors and allow running both Windows NT and DYNIX/ptx, the Company's own version of UNIX. The Company's software development program is focused on continually improving the performance, reliability and scalability of DYNIX/ptx; providing clustering software that enables high availability; and enhancing its suite of communications and networking software, client/server tools and third-party applications software. In addition, the Company will focus its efforts on co-developing a standard, scalable 64-bit UNIX operating system with Digital as well as continuing to strengthen its relationship with Microsoft to attain the scalability and functionality of Windows NT on its NUMA-Q architecture.

     Sequent is committed to making continued substantial investments in research and development activities to maintain and enhance its competitive position in a market characterized by rapid technological advances.

Manufacturing

     The Company's manufacturing operations consist of procurement, assembly, test and quality control. Subcontractors are often used to assemble and test subassemblies, such as printed circuit boards. The modular nature of the Company's products, together with the standards-based open architecture, permit ease of manufacture and system configuration. Once integrated, all systems go through a fully operational, continuous burn-in cycle while executing rigorous system stress and diagnostic tests. Final assembly and testing occur only when a specific customer order is due for shipment (because of the broad range of system configurations possible from a relatively few basic modules and the many choices of peripherals). If a failure occurs or a problem of unknown origin arises during work-in-progress testing, it is the policy of the Company to halt shipment of products that may be affected while the Company isolates and corrects the problem and determines whether the problem may extend to other systems in manufacturing or at customer sites.

     The Company generally obtains most parts and components from single sources, even where multiple sources are available, to maintain quality control and enhance its working relationship with suppliers. These relationships include joint engineering programs for new product development. Certain components used by the Company, including Intel microprocessors, custom VLSI gate arrays and intelligent high speed data switches, are only available from a single source. The Company attempts to reduce the risk of supply interruption through close supplier relationships and greater inventory positions in certain sole-sourced components. The failure of a supplier to deliver on schedule could delay or interrupt the Company's delivery of products and thereby adversely affect the Company's revenue and profits.

Strategic Relationships with Leading Vendors

     Since Sequent was formed in 1983, the Company has built its business around open systems. Consequently, Sequent maintains strategic relationships with industry-leading manufacturers of components, systems and software. However, the Company has not entered into any material joint development agreements with vendors that involve ownership interests to be retained in developed technology, nor has it entered into any agreements that involve revenue sharing arrangements or any funding responsibilities. Amounts related to joint development relationships included in the Company's research and development costs and expenses for 1997 were insignificant. Increasingly, the Company also resells its partners' products in connection with the sale of the Company's products.

     Components. Since Sequent began building products based on Intel's microprocessor architecture in 1987, the Company has maintained a close working relationship with Intel. This relationship has enabled the Company to leverage Intel's research and development investment by aligning its technology roadmap with Intel's. It has also enabled Sequent engineers to influence certain design features in successive generations of Intel microprocessors to optimize the performance of those components in the Company's systems. Sequent is currently working closely with Intel on upgrades to the Pentium Pro processor and on Intel's next-generation microprocessor technology.

     Storage Subsystems. Sequent systems include storage subsystems supplied by leading storage vendors including EMC Corporation, Data General's CLARiiON division and Storage Technology Corporation. Sequent works closely with these vendors to deliver optimal performance of the combined products to customers.

     Relational Database Management Software. Sequent has strategic development and marketing relationships with major providers of RDBMS software, including Oracle and Informix. The Company works closely with these partners to optimize the performance and scalability of their products for large OLTP and DSS/data warehousing applications. Sequent cooperates with these partners in development programs, joint marketing programs and team sales efforts. The Company has from time to time entered into agreements with various vendors that provide for prepayment of future licenses and royalties based on sales of software.

     Client/Server Applications Software. Sequent maintains strategic relationships with key providers of packaged client/server applications and development tools for custom client/server applications.

     Packaged client/server applications provide a standard pre-engineered solution for a common set of functional business problems. Packaged applications offer the potential to trim the total cost of a solution, reduce the time required for implementation, and lower overall project risk. Sequent maintains a number of strategic relationships with software partners who provide products in this area including Oracle, PeopleSoft, SAP and Baan.

     Nearly half of Sequent's large projects involve the development of custom client/server solutions in situations where packaged applications do not meet business requirements or where customers want a solution that will give them a competitive edge. Sequent maintains strategic relationships with software partners such as Oracle, Informix, Computer Associates and Forte Software, Inc., which provide software tools that enable the development of large custom applications.

     Third-Party Applications Programs. Numerous software applications from a myriad of vendors are available to Sequent customers. These software products include a broad array of core business applications and address the needs of many different vertical markets, including manufacturing, telecommunications, health care, financial services and state and local governments. To supplement the marketing efforts of third-party suppliers, the Company actively promotes its software partners and their products to end users through joint sales campaigns, demonstrations at its sales offices and trade shows, marketing collateral and joint marketing programs. In addition, Sequent's NTX 2000 systems support the thousands of software applications developed by third-party companies for the Microsoft Windows NT operating system.

Consulting and Professional Services

     During the past five years, Sequent has strengthened its ability to compete at the high end of the open systems market by building a consulting and professional services organization with broad-based knowledge of open systems and specific knowledge and expertise in the design, development and implementation of large-scale database applications. Working directly with customers or together with systems integrators, the Company's professional services consultants help organizations diagnose their information technology problems and design solutions that leverage the best open systems technology and are aligned with the customer's business strategy.

     Sequent offers a wide range of professional services designed to support the customer through every phase of a project, from advance planning and architecture to technology deployment and ongoing systems support. Professional services include: IT architecture and transition planning; DSS design and implementation; implementation of packaged OLTP applications (such as Oracle Financials & Manufacturing, Baan, and PeopleSoft applications); and enterprise management design and systems administration. In addition, Sequent offers customers education and training programs.

     Sequent's consulting and professional services capability has enabled Sequent to transform itself from a systems vendor into a provider of solution-oriented offerings. Professional services add significant value to the Company's partnerships with systems integrators and are a key factor in Sequent's ability to win new major accounts. The scope of the Company's professional services expertise enables it to compete successfully for large projects. Having professional services personnel on site in customer accounts also enables the Company to build customer relationships that result in a better understanding of the organization's IT needs and frequently lead to follow-on projects.

Customer Services

     Sequent Customer Services offers its customers a wide range of services in the following four areas of expertise: system support services, environmental support services, business protection support services and management support services.

     System Support Services is a scalable range of traditional hardware, software and network support services. Sequent provides its customers with the flexibility to choose levels of support based upon a customer's need for risk management and system availability. System Support Services can address support needs for a single system up to those of an entire data center.

     Environmental Support Services is a range of services to help minimize Sequent customers' risk of downtime caused by environmental factors. The services offered include power audits or surveys, selling uninterrupted power supply units and the planning, designing and building of a computer room.

     Business Protection Support Services is a suite of services focused on reducing the risk and impact of information technology outages. The services offered include security assessments, disaster recovery and system replacement services.

     Management Support Services is a flexible set of services that helps Sequent customers manage disparate information technology processes. The services offered include technical support, remote system monitoring and management, and system network administration and management. In addition, hardware maintenance is offered for many third-party peripheral products connected to Sequent systems.

      As Sequent believes that the quality and reliability of its computer systems are essential to customer satisfaction, high system uptime is a built-in advantage of Sequent's architecture. The Company maintains round-the-clock technical consultation as well as remote log-in capability for diagnosing customer hardware and software problems. In the event a hardware malfunction occurs, systems are equipped with diagnostic tools that allow the Company's service engineers to identify, diagnose and repair a failed component from remote locations. In some cases, in-field hardware service is contracted to third-party suppliers, who rely on Sequent for customer interface and diagnostic support.

     Sequent has consistently been rated among the best providers of customer service in independent customer surveys. Revenue generated from services and support, including professional services, was 27%, 30% and 28% of total revenue during 1995, 1996 and 1997, respectively.


Sales and Distribution

     Sequent sells its products and services worldwide through its own direct sales force. In addition, the Company formed a new organization in 1997, the Global Business Alliances ("GBA") organization, with an objective of developing and expanding partnerships with specific system integrators. The Company also continues its partnership relationships with Persetel in South Africa and Ssangyong in Korea who have established a strong presence in specific geographic regions. In several countries in Asia-Pacific and elsewhere, the Company also relies on distributors with open systems expertise and a strong market presence.

     The Company's direct sales force is made up of sales teams, generally consisting of a major account executive ("MAE") and a systems analyst ("SA"). MAEs have primary responsibility for managing the team's accounts; SAs provide technical support during the sales cycle. The sales teams work closely with the Company's professional services organization to identify opportunities to leverage the Company's consulting and professional services capability in their accounts.

     Sequent currently has 62 sales offices worldwide, including 37 in North America, 12 in Europe and 13 in Asia Pacific.

     As is common in the computer industry, a significant portion of orders is generally received and shipped in the last month of a fiscal quarter. As a result, the fact that the Company's product backlog is relatively small is not necessarily indicative of sales levels for future periods and is not material to understanding the Company's business.

     Approximately 19% of the Company's revenue in 1997 was from one customer. At January 3, 1998, the outstanding accounts receivable balance from this customer aggregated approximately $56 million. The Company had no single customer that represented greater than 10% of total revenue in 1996 or 1995. International sales represented approximately 46% of the Company's total revenue in 1997 and 55% in 1996 and 1995.

Competition

     The computer industry is intensely competitive and characterized by rapid technological advances resulting in frequent new product introductions and correspondingly frequent improvements in performance and functionality. Competitive factors related specifically to Sequent's business include product quality and reliability, professional services and customer support capability, price/performance and scalability, compatibility with a customer's existing IT infrastructure, availability of applications software and company size and reputation.

     Within the commercial segment of the computing market, Sequent competes against IBM, Hewlett-Packard, Sun, Digital and others whose size, reputation, installed base, technical expertise, marketing strength, distribution channels and financial resources make them formidable competitors. Most of these companies also have large professional services organizations and alliances with many hardware and software vendors with whom Sequent has strategic relationships. Although Silicon Graphics, Inc. and Data General have already introduced products based on CC-NUMA technology, Sequent has not experienced significant competitive pressure from these companies. Sequent believes that the performance and scalability of its current products, the strength of its partnerships and the caliber and scope of its consulting and professional services represent key differentiating factors that have enabled the Company to compete successfully against these companies in the past and will enable it to compete successfully against them and others in the future.

Patents and Licenses

     Eight U.S. and three United Kingdom patents have been issued to the Company. The Company has pending approximately twenty additional U.S. patent applications and two foreign applications covering technology incorporated into its products. The Company believes that the rapid pace of technological change in the computer industry makes patent protection less significant than factors such as its continued focus and efforts in research and product development, its technical expertise and the management ability of its personnel. The Company has from time to time been made aware of others in the industry who assert exclusive rights to certain technologies, copyrights or trademarks, usually in the form of an offer to license certain rights for a fee or royalties. The Company's policy is to evaluate such claims on a case-by-case basis. The Company may seek to enter into licensing agreements with companies having or asserting rights to technologies if the Company concludes that such licensing arrangements are necessary or desirable. There can be no assurance that the Company will be able to obtain such licenses or, if obtained, that such licenses will be on favorable terms.

Employees

     At January 3, 1998, the Company employed 2,818 employees of whom 233 were employed as major account executives, 1,625 in sales support, marketing and service, 411 in product development, 233 in manufacturing and 316 in administrative and support services. The Company's continued success will depend in part on its ability to attract and retain highly skilled and motivated personnel who are in great demand throughout the industry. None of the Company's employees are represented by a labor union. All full-time Sequent employees are granted options to acquire Common Stock of the Company. Sequent believes that its employee relations are excellent and believes that its stock incentive plans, its challenging work environment and the opportunities for advancement within the Company are key factors to its ability to attract and retain qualified personnel.

Trademarks

     Sequent, Symmetry, WinServer, Balance, DYNIX, DYNIX/ptx, PTX and ptx/ADMIN are registered trademarks and NUMA-Q, IQ-Link and NTX2000 are trademarks of Sequent Computer Systems, Inc. This Report on Form 10-K also refers to trademarks held by other corporations.

Factors That May Affect Future Results

     Information in this Annual Report on Form 10-K that is not historical information, including information regarding product development schedules and anticipated benefits from the software development and OEM relationship with Digital Equipment Corporation constitutes forward-looking statements that involve a number of risks and uncertainties. Additional forward-looking statements may be made by the Company from time to time. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of these factors. The Company's forward-looking statements apply only as of the date made. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

     Fluctuations in Quarterly Results. The Company's results of operations have fluctuated significantly from period to period, including on a quarterly basis. The Company has historically experienced strong fourth-quarter orders and revenue and relatively weak first-quarter orders and revenue from customers. A significant portion of the Company's products are shipped in the quarter in which the orders are received. The Company's backlog has historically been relatively small and is not necessarily indicative of future sales levels. As is the case with many high technology companies, a disproportionately large percentage of a quarter's total sales occur in the last month and weeks and days of such quarter. The Company's quarterly sales and operating results, therefore, depend in large part on the volume and timing of orders received during the quarter, which are difficult to forecast. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, any significant shortfall of demand for the Company's products and services in relation to the Company's expectations could have an immediate material adverse effect on the Company's business, operating results and financial condition. Further, as the Company's sales to major accounts continue to increase, the Company expects that a limited number of large sales may account for a more significant portion of revenue in some quarters, creating greater exposure to possible fluctuations in revenue. In addition, larger orders typically involve substantially longer selling cycles, which makes quarterly forecasts of sales more difficult.

     The Company may experience significant fluctuations in future quarterly operating results that may be caused by many factors, including demand for the Company's products, introduction or enhancement of products by the Company or its competitors, market acceptance of new products (including its NUMA-Q products), the timing of sales to large accounts, pricing pressures, the mix of products sold and the mix between product and service revenue, lengthy sales cycles, capital spending levels by customers, shipment interruptions due to quality problems and general economic conditions. Because of all of the foregoing factors, it is possible that in some future quarters the Company's operating results will be below the expectations of securities analysts or investors. In such event, the market price of the Company's Common Stock could be materially adversely affected.

     Competition. The computer business is intensely competitive. The Company competes with a number of companies that have considerably greater financial, marketing, technical and operating resources. The Company competes with, among others, Hewlett-Packard Company ("Hewlett-Packard"), Digital Equipment Corporation ("Digital"), International Business Machines
Corporation ("IBM") and Sun Microsystems, Inc. ("Sun"), which have large installed customer bases in many of the markets addressed by the Company. All of these companies offer products that compete with Sequent's products. Silicon Graphics, Inc. ("SGI") and Data General corporation ("Data General") have already introduced products based on CC-NUMA technology and other companies are believed to be developing products based on CC-NUMA technology. Most also have large professional services organizations and alliances with many hardware and software vendors with which Sequent has strategic relationships. No assurances can be given that the Company will have the financial resources, marketing, distribution and service organizations, technical capabilities or depth of key personnel necessary to compete successfully in the future.

     Product Development. The computer industry is subject to rapid and significant technological change and frequent introductions of new competitive products. To remain competitive, the Company will be required to continue to invest substantially in research and development, enhance its existing products (including its NUMA-Q products), introduce new competitive products and maintain price/performance advantages in its selected markets. New product development may be delayed or unsuccessful due to technical difficulties encountered or resource constraints. There can be no assurance that it will be able to respond adequately to unexpected technological changes in its markets or that future products will be completed on schedule or will be successful.

     Strategic Relationships. The Company has developed strategic relationships with leading hardware and software providers and is engaged in joint research and product development and marketing arrangements with these companies. The Company's ability to enhance its existing NUMA-Q products and develop new products is significantly dependent on maintaining and strengthening the Company's relationships with leading providers, particularly Intel Corporation ("Intel"), Microsoft Corporation ("Microsoft") and Oracle Corporation ("Oracle"). Many of these hardware and software vendors also have significant development and marketing relationships with the Company's competitors. The Company plans to continue its strategy of developing technology and marketing relationships with these and other leading hardware and software vendors. There can be no assurance that the Company will be successful in its ongoing strategic relationships or that the Company will be able to find additional suitable business relationships as it develops new products. Any failure to continue or expand such relationships could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company's strategic partners, most of which have significantly greater financial and marketing resources than the Company, will not develop and market products in competition with the Company in the future, discontinue their relationships with the Company or form or strengthen arrangements with the Company's competitors.

     Software Development and OEM Relationship with Digital Equipment Corporation. The Company is working with Digital to co-develop a standard, scalable 64-bit UNIX operating system for Intel's IA-64 architecture. It is also expected that the Company will become Digital's sole supplier of future NUMA-Q products through an Original Equipment Manufacturer (OEM) relationship. The Company and Digital have entered into a Memorandum of Understanding regarding these relationships. There can be no assurance, however, that the software development will be timely and successful or that Digital will purchase Sequent products at significant levels.

     Supply of Components. Certain components used by the Company, including Intel microprocessors, custom VLSI gate arrays and intelligent high-speed data switches (IQ-Link), are only available from single sources. The Company attempts to reduce the risk of supply interruption through greater inventory positions in sole-source components. Other components, such as memory chips, have occasionally been in short supply throughout the industry. Failure to obtain sole-source or other parts and components in adequate quantities on a timely basis could increase costs or delay shipments and have an adverse effect on the Company's revenues and net income. The adverse effect of a supplier's failure to meet Sequent's requirements may be intensified by the fact that a large portion of orders are received, and the products shipped, at the end of a quarter.

     Capitalization of Software Development Costs. The Company has made and continues to make significant investments in software development. The amount of expenditures that qualify for capitalization under Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" may vary from period to period as software projects progress through the development life-cycle. These variations could impact the Company's operating results in any given period. Unamortized software development costs were approximately $66.2 million at January 3, 1998. If technological developments or other factors were to jeopardize the realizability of such assets, the Company could be required to write off all or a substantial portion of such capitalized values, which could have a material adverse effect on the Company's results of operations for the period in which the write-off occurs.

      Prepaid Licenses. The Company has entered into agreements with various software vendors under which the Company has prepaid licenses and royalties for software to be sold by the Company. Prepaid licenses and royalties were approximately $27 million at January 3, 1998. Such prepaid amounts are generally realized by charging cost of products sold for software sales by the Company. The Company's ability to realize these prepaid amounts is contingent on customer demand for the software and sales of the software to Sequent's customers. Management presently believes that software sales will be sufficient to recover the prepaid amount. However, no assurance can be made that such prepaid amounts will be realized.

     Year 2000 Compliance. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's software programs and microcircuitry that have date-sensitive features may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 Issue affects the Company's internal systems as well as any of the Company's products that include date-sensitive software. The Company is currently conducting a comprehensive review of its computer systems and software products to identify the systems that could be affected by the Year 2000 Issue and is in the process of implementing processes to become Year 2000 compliant. Both internal and external resources are being employed to identify, correct, or reprogram, and test the systems for Year 2000 compliance. The total cost of the project is currently estimated to be approximately $4 million and is being funded through operating cash flows. The Company is expensing all costs associated with identification and resulting changes to these systems, but does not expect the amounts to have a material effect on its financial position or results of operations. The amount expensed in 1997 related to
this issue was insignificant.   There can be no assurance, however, that the
systems or products of other companies on which the Company's systems also rely will be timely converted or that any such failure to convert by a vendor, customer or another company would not have an adverse effect on the Company's systems. Additionally, we cannot completely ensure that the Company's software products do not contain undetected problems associated with Year 2000 compliance. Such problems, should they occur, may result in adverse effects on future operating results.

     Uncertain Protection of Intellectual Property. The Company's success and ability to compete is dependent in part upon its internally developed technology. While the Company relies on patent, trademark, trade secret and copyright law to protect its technology, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. There can be no assurance that others will not develop technologies that are similar or superior to the Company's technology. The Company generally enters into confidentiality or license agreements with its employees, consultants and vendors and generally seeks to control access to and distribution of its proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology or that such confidentiality and license agreements will be enforceable.

     Periodically, the Company has received, and may receive in the future, notices of claims of infringement of other parties' proprietary rights. Although the Company does not believe that its products infringe the proprietary rights of any third parties, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against the Company or that any such assertions or prosecutions (including the costs of litigation) will not materially adversely affect the Company's business, operating results and financial condition. If any claims or actions are asserted against the Company, the Company may seek to license a third party's intellectual property rights. There can be no assurance, however, that under such circumstances, a license would be available on reasonable terms or at all.

     Availability of Key Personnel; Expansion of Sales Force. The Company's continued growth depends upon its ability to attract, integrate and retain qualified management, technical and sales and support personnel for its operations. During 1996 and 1997, the Company significantly expanded its sales force, from 174 sales personnel as of December 31, 1995 to 245 sales personnel as of January 3, 1998. Competition for such personnel is intense, and the Company may find it difficult to attract such personnel in a timely and efficient manner or to retain and integrate such personnel. This competition could adversely affect the Company's ability to expand and manage its sales force to sell its NUMA-Q products and professional services to large accounts and to develop marketing relationships with large systems integrators.

     Manufacturing Risks. The Company's products are designed and manufactured for high reliability. If flaws in design, production, assembly or testing occur on the part of Sequent or its suppliers, Sequent may experience a rate of failure in its products that results in substantial repair or replacement costs and potential damage to its reputation. There can be no assurance that Sequent's efforts to monitor, develop and implement appropriate test and manufacturing processes for its products will be sufficient to permit Sequent to avoid a rate of failure in its products that results in substantial delays in shipment, significant repair or replacement costs and potential damage to Sequent's reputation, any of which could have a material adverse effect on Sequent's business, operating results and financial condition.

     International Operations. The Company derived 46% of its total revenues from foreign customers in the year ended January 3, 1998, a substantial portion of which was denominated in currencies other than U.S. dollars. Most of the Company's international sales are in Europe. International operations are subject to various risks, including exposure to currency fluctuations, the greater difficulty of administering business abroad and the need to comply with a wide variety of international and United States export laws and regulatory requirements.

     Volatility of Stock Prices. There has been a history of significant volatility in the market prices of the Common Stock of electronics companies, including that of the Company, and it is likely that the market price of the Company's Common Stock will continue to be subject to significant fluctuations. Factors such as the timing and market acceptance of new product introductions by the Company, the introduction of new products by the Company's competitors, variations in quarterly operating results, changes in securities analysts' recommendations regarding the Company's Common Stock, developments in the electronics industry and general economic conditions may have a significant impact on the market price of the Company's Common Stock. In addition, the equity markets in recent years have experienced significant price and volume fluctuations that have affected the market prices of technology companies and that have often been unrelated to the operating performance of such companies.

Item 2.   Properties.

     The Company's headquarters and its product development and manufacturing operations are located in facilities totaling approximately 560,000 square feet in Beaverton, Oregon, 10 miles west of Portland. The Company occupies these facilities under leases which expire from 1999 to 2006. On the expiration dates of these leases, the Company generally has the option of purchasing the leased facilities at fair market value or renewing the leases for an additional five years. In addition, the Company owns 38 acres of undeveloped land in Beaverton held in anticipation of future facility growth requirements. The Company also leases for sales, marketing and customer support offices in locations throughout the United States, Europe, Canada and Asia Pacific. The Company anticipates that it will continue to expand its corporate and field facilities as business growth warrants.

     The Company is currently expanding its headquarters with the construction of a new building which began in the fall of 1997. The Company is financing the approximately $18 million of construction costs through an operating lease transaction. In addition, the Company is in the process of assigning its existing options to acquire three buildings on its headquarters site at an aggregate cost of approximately $24 million to a third party. The Company intends to lease the buildings from the third party.

Item 3.     Legal Proceedings.

     There are no material pending legal proceedings involving the Company.

Item 4.     Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item 4(a).  Executive Officers of the Registrant.

Name                 Age                       Position

Karl C. Powell, Jr.   54     Chairman and Chief Executive Officer, Director
John McAdam           47     President and Chief Operating Officer, Director
Robert S. Gregg       44     Sr. Vice President of Finance and Legal
                               and Chief Financial Officer
Steve Chen            54     Executive Vice President and Chief Technology
                               Officer, Director
Peter O'Neill         43     Sr. Vice President of Worldwide Sales and
                               Professional Services

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

     Mr. Gregg joined the Company in 1983 as its Controller. He became Director of Finance in 1984 and Vice President of Finance and Chief Financial Officer in March 1986. He was promoted to Senior Vice President of Finance and Legal and Chief Financial Officer in February 1995. Prior to joining the Company, Mr. Gregg spent eight years at the public accounting firm of Price Waterhouse LLP. Mr. Gregg holds a B.S. degree in business and accounting from the University of Oregon.

     Dr. Chen joined the Company in 1996 as its Executive Vice President and Chief Technology Officer and as a member of the Board of Directors. Prior to joining the Company, Dr. Chen was a co-founder of SuperComputer International
(SCI), later renamed Chen Systems, which was recently acquired by Sequent. Prior to founding SCI, Dr. Chen was President and CEO of Supercomputer Systems, Inc. (SSI). Previous to this, Dr. Chen was employed for eight years at Cray Research, Inc., serving most recently as Senior Vice President. Dr. Chen holds a Ph.D. in computing science from the University of Illinois, a M.S. degree in electrical engineering from Villanova University and a B.S. degree in electrical engineering from the National Taiwan University.

     Mr. O'Neill joined the Company in 1990 initially as a District Manager. He was promoted to Sales Director followed by Managing Director for the UK. Mr. O'Neill was promoted to Vice President of American Operations in 1997 and to Sr. Vice President of Worldwide Sales and Professional Services in 1998. Prior to joining the Company, Mr. O'Neill was a District Manager at Stratus Computer Systems Ltd. and prior to that he served four years as a Major Accounts District Manager at Hewlett-Packard Ltd. Mr. O'Neill holds a B.S.
(Hons) degree in physics from the University of Aston in Birmingham.


                                  PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder
            Matters.
            The information required by this item is included under "Market Information (unaudited)" in the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.     Selected Financial Data.
            Information with respect to selected financial data is included under "Selected Financial Data" in the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
            Information with respect to management's discussion and analysis of financial condition and results of operations is included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.     Financial Statements and Supplementary Data.
            Information with respect to selected quarterly financial data is included under "Quarterly Financial Data (unaudited)" in the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference. The other information required by this item is included under "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" as listed in item 14 of this report and in the Company's 1997 Annual Report to Shareholders which is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
            Not applicable.


                                  PART III

Item 10.    Directors and Executive Officers of the Registrant.
            Information with respect to directors of the Company will be included under "Election of Directors" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of
            Part I of this Report.

Item 11.    Executive Compensation.
            Information with respect to executive compensation will be included under "Summary Compensation Table", "Stock Option Grants in Last Fiscal Year", "Stock Option Exercises in Last Fiscal Year and Fiscal Year End Option Values" and under "Executive Compensation," and "Certain Transactions" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management. Information with respect to security ownership of certain beneficial owners and management will be included under "Voting Securities and Principal Shareholders" and "Election of Directors" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.
            Information with respect to transactions with management will be included under "Certain Transactions" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.


                                   PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)      Financial Statements.

            The following financial statements are included in the Company's 1997 Annual Report to Shareholders:


Sequent Computer Systems, Inc. and Subsidiaries:

Consolidated Statements of Operations - Fiscal Years Ended January 3, 1998, December 28, 1996 and December 30, 1995

Consolidated Balance Sheets - January 3, 1998 and December 28, 1996

Consolidated Statements of Shareholders' Equity - Fiscal Years Ended January 3, 1998, December 28, 1996 and December 30, 1995

Consolidated Statements of Cash Flows - Fiscal Years Ended January 3, 1998, December 28, 1996 and December 30, 1995

Notes to Consolidated Financial Statements

Report of Independent Accountants

(a)(2)      Financial Statement Schedules.

            The following schedules and report of independent accountants are filed herewith:

                                                           Page in this report
                                                              on Form 10-K

Schedule II       Valuation and Qualifying Accounts                 F-1

Report of Independent Accountants on Financial Statement Schedules  F-2

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

   4.1 Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company agrees to furnish any other long term debt agreements to the Commission upon request.

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

  10.1C Third Amendment to First Building Lease, dated July 28, 1989. (Incorporated by reference to Exhibit 10.3C to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1989 (File no. 0-15627).)

  10.1D Fourth Amendment to First Building Lease, dated September 20, 1991. (Incorporated by reference to Exhibit 10.1D to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 (File no. 0-15627).)

  10.1E    Fifth Amendment to First Building Lease, dated December 2,
           1992. (Incorporated by reference to Exhibit 10.1E to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (File no. 0-15627).)

  10.1F Sixth Amendment to First Building Lease, dated April 5, 1993. (Incorporated by reference to Exhibit 10.1F to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (File no. 0-15627).)

  10.1G    Seventh Amendment to First Building Lease, dated September 30,
           1997.

  10.1H    Lease Agreement between KC Woodside and the Company, dated May
           8, 1987 ("Second Building Lease").  (Incorporated by reference to
           Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 4, 1987 (File no. 0-15627).)

  10.1I First Amendment to Second Building Lease, dated July 28, 1988. (Incorporated by reference to Exhibit 10.3E to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1989 (File no. 0-15627).)

  10.1J Second Amendment to Second Building Lease, dated September 13, 1991. (Incorporated by reference to Exhibit 10.1G to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 (File no. 0-15627).)



  Exhibit
  Number                             Description

  10.1K Third Amendment to Second Building Lease, dated December 2, 1992. (Incorporated by reference to Exhibit 10.1L to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (File no. 0-15627).)

  10.1L Fourth Amendment to Second Building Lease, dated April 5, 1993. (Incorporated by reference to Exhibit 10.1K to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (File no. 0-15627).)

  10.1M    Fifth Amendment to Second Building Lease, dated September 30,
           1997.

  10.1N Lease Agreement, dated July 28, 1988 between KC Woodside and the Company ("Third Building Lease"). (Incorporated by reference to Exhibit 10.3F to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1989 (File no. 0-15627).)

  10.1O First Amendment to Third Building Lease, dated July 28, 1989. (Incorporated by reference to Exhibit 10.3G to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1989 (File no. 0-15627).)

  10.1P Second Amendment to Third Building Lease, dated September 13, 1991. (Incorporated by reference to Exhibit 10.1J to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 (File no. 0-15627).)

  10.1Q Third Amendment to Third Building Lease, dated December 2, 1992. (Incorporated by reference to Exhibit 10.1M to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (File no. 0-15627).)

  10.1R Fourth Amendment to Third Building Lease, dated April 5, 1993. (Incorporated by reference to Exhibit 10.1P to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (File no. 0-15627).)

  10.1S    Fifth Amendment to Third Building Lease, dated September 30,
           1997.

  10.1T Lease Agreement, dated July 28, 1989 between KC Woodside and the Company ("Fourth Building Lease"). (Incorporated by reference to Exhibit 10.3H to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1989 (File no. 0-15627).)

  10.1U First Amendment to Fourth Building Lease, dated September 13, 1991. (Incorporated by reference to Exhibit 10.1P to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 (File no. 0-15627).)

  10.1V Second Amendment to Fourth Building Lease, dated August 13, 1992. (Incorporated by reference to Exhibit 10.1P to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (File no. 0-15627).)

  10.1W Third Amendment to Fourth Building Lease, dated December 2, 1992. (Incorporated by reference to Exhibit 10.1Q to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (File no. 0-15627).)

  10.1X Fourth Amendment to Fourth Building Lease, dated April 5, 1993. (Incorporated by reference to Exhibit 10.1U to the Company's Annual Report on Form 10-K for fiscal year ended January 1, 1994 (File no. 0-15627).)

  Exhibit
  Number                             Description

  10.1Y    Fifth Amendment to Fourth Building Lease, dated September 30,
           1997.

  10.1Z Triple Net Lease, dated July 9, 1990 between KC Woodside and the Company ("Fifth Building Lease"). (Incorporated by reference to Exhibit 19 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 1990 (File no. 0-15627).)

  10.1aa First Amendment to Fifth Building Lease, dated April 29, 1991. (Incorporated by reference to Exhibit 10.1N to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 (File no. 0-15627).)

  10.1bb Second Amendment to Fifth Building Lease, dated April 29, 1991. (Incorporated by reference to Exhibit 10.1O to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 (File no. 0-15627).)

  10.1cc Third Amendment to Fifth Building Lease, dated June 10, 1991. (Incorporated by reference to Exhibit 10.1P to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 (File no. 0-15627).)

  10.1dd Fourth Amendment to the Fifth Building Lease, dated July 3, 1991. (Incorporated by reference to Exhibit 10.1Q to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 (File no. 0-15627).)

  10.1ee Fifth Amendment to Fifth Building Lease, dated September 13, 1991. (Incorporated by reference to Exhibit 10.1R to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 (File no. 0-15627).)

  10.1ff Sixth Amendment to Fifth Building Lease, dated December 2, 1992. (Incorporated by reference to Exhibit 10.1X to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (File no. 0-15627).)

  10.1gg Seventh Amendment to Fifth Building Lease, dated April 5, 1993. (Incorporated by reference to Exhibit 10.1cc to the Company's Annual Report on Form 10-K for fiscal year ended January 1, 1994 (File no. 0-15627).)

  10.1hh   Lease Agreement between KC Woodside and the Company, dated
           June 10, 1991 (Umpqua). (Incorporated by reference to Exhibit 10.1Y to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (File no. 0-15627).)

  10.1ii   Lease Agreement between KC Woodside and the Company, dated
           June 10, 1991 (Charles). (Incorporated by reference to Exhibit 10.1Z to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (File no. 0-15627).)

  10.1jj First Amendment to Lease, dated October 31, 1991 (Charles). (Incorporated by reference to Exhibit 10.1aa to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (File no. 0-15627).)

  10.1kk Second Amendment to Lease, dated May 6, 1992 (Charles). (Incorporated by reference to Exhibit 10.1bb to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (File no. 0-15627).)

  10.1ll Third Amendment to Lease, dated January 8, 1993 (Charles). (Incorporated by reference to Exhibit 10.1cc to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (File no. 0-15627).)


  Exhibit
  Number                              Description

  10.1mm   Lease Agreement between KC Woodside and the Company, dated
           June 10, 1991 (S. Platte). (Incorporated by reference to Exhibit 10.1dd to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (File no. 0-15627).)

  10.1nn First Amendment to Lease, dated May 12, 1992 (Guadalupe). (Incorporated by reference to Exhibit 10.1ff to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (File no. 0-15627).)

  10.1oo Business park Lease between KC Woodside and the Company, dated June 10, 1991 (Hillsborough). (Incorporated by reference to
           Exhibit 10.1gg to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (File no. 0-15627).)

  10.1pp Fourth Amendment to Lease, dated July 21, 1995 (Charles). (Incorporated by reference to Exhibit 10.1dd to the Company's Annual Report on 10-K for fiscal year ended January 2, 1993 (File no. 0-15627).)

  10.1qq First Amendment to Lease, dated July 21, 1995 (South Platte). (Incorporated by reference to Exhibit 10.1ee to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (File no. 0-15627).)

  10.1rr   Second Amendment to Lease, dated March 1, 1997 (South Platte).

  10.1ss Second Amendment to Lease, dated July 21, 1995 (Guadalupe). (Incorporated by reference to Exhibit 10.gg to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (File no. 0-15627).)

  10.1tt Lease Agreement between KC Woodside and the Company, dated January 15, 1996 (Guadalupe), as amended February 1, 1996 and October 1, 1996. (Incorporated by reference to Exhibit 10.1pp to the Company's Annual Report on Form 10-K for fiscal year ended December 28, 1996 (File no. 0-15627).)

  10.2 Master Software License Agreement between Unix System Laboratories, Inc. (formerly owned by American Telephone & Telegraph Company) and the Company, dated effective as of April 18, 1985. (Incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (File no. 0-15627).)

  10.2A Sublicensing Agreement between Unix Systems Laboratories, Inc. and the Company, dated January 28, 1986, as amended June 22, 1987 and August 10, 1987. (Incorporated by reference to Exhibit 10.2A to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (File no. 0-15627).)

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

  10.2C Amendment dated November 13, 1992 to Master Software License Agreement and Sublicensing Agreement with Unix System
           Laboratories, Inc.

  10.2D License Agreement, dated July 15, 1983 between The Regents of University of California and the Company, as amended July 2, 1986. (Incorporated by reference to Exhibit 10.2C to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (File no. 0-15627).)

  Exhibit
  Number                           Description

+ 10.3 Distributorship Agreement between the Company and Oracle Corporation, dated March 31, 1987, as amended on December 29, 1988, August 30, 1989, May 28, 1990, May 31, 1991 and June 30,
           1991. (Incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (File no. 0-15627).)

* 10.4     Aircraft Lease Agreement between the Company and CP
           Transportation, Inc., dated October 1, 1996. (Incorporated by reference to Exhibit 10.4A to the Company's Annual Report on Form 10-K for fiscal year ended December 28, 1996 (File no. 0-15627).)

* 10.5 Sequent Computer Systems, Inc. Incentive Stock Option Plan and Nonstatutory Stock Option Plan, adopted March 20, 1984, as amended. (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File no. 33-33444).)

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

* 10.8 Sequent Computer Systems, Inc. 1989 Stock Incentive Plan, as amended. (Incorporated by reference to Appendix A to the Company's Proxy Statement for its 1994 Annual Meeting of Shareholders).

* 10.9 Sequent Computer Systems, Inc. 1995 Stock Incentive Plan, as amended. (Incorporated by reference to Appendix A to the Company's Proxy Statement dated March 23, 1995).

* 10.10 Sequent Computer Systems, Inc. 1997 Stock Option Plan, as amended. (Incorporated by reference to Appendix A to the Company's Proxy Statement dated March 27, 1997).

* 10.11 Agreement between Team Scandia, Inc. and Sequent Computer Systems, Inc., dated January 23, 1998.

* 10.12    DP Applications, Inc. Restricted Stock Purchase
           Agreement, dated December 2, 1996.  (Incorporated by reference to
           Exhibit 10.12 to the Company's Annual Report on Form 10-K for fiscal year ended December 28, 1996 (File no. 0-15627).)

* 10.13    DP Applications, Inc. and the Robert W. Wilmot and Mary
           J. Wilmot, trustees of the Wilmot Living Trust, Restricted Stock Purchase Agreement, dated November 17, 1997.

  11       Statement regarding computation of earnings per share.

  13 1997 Annual Report to Shareholders (portions not incorporated by reference are not deemed filed).

  21       Subsidiaries.

  23       Consent of Independent Public Accountants.

  24       Powers of Attorney.


  Exhibit
  Number                            Description

  27       Financial Data Schedule.
________________________

+ Confidential treatment for portions of this contract has been previously requested of the Commission.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(a) (3) of this Report.

       (b)  Reports on Form 8-K.

            No reports on Form 8-K were filed by the Company during the last quarter of fiscal 1997.


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Sequent Computer Systems, Inc.

Date: March 26, 1998               By: /s/Robert S. Gregg
                                       Robert S. Gregg
                                       Sr. Vice President of Finance
                                       and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 1998.

         Signature                                 Title

   /s/Karl C. Powell, Jr.          Chairman and Chief Executive Officer
    (Karl C. Powell, Jr.)          and Director (Principal Executive Officer)


    /s/Robert S. Gregg             Sr. Vice President of Finance and Legal
     (Robert S. Gregg)             and Chief Financial Officer
                                   (Principal Accounting and Financial Officer)

      /s/Steve Chen                Director
       (Steve Chen)


      /s/John McAdam               Director
       (John McAdam)

  MICHAEL S. SCOTT MORTON*
 (Michael S. Scott Morton)         Director

     ROBERT W. WILMOT*
    (Robert W. Wilmot)             Director


By: /s/Robert S. Gregg*
Robert S. Gregg, Attorney-in-fact


                                                               SCHEDULE II

             SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
                    VALUATION AND QUALIFYING ACCOUNTS
                             (In thousands)


                                        Additions     Additions
                          Balance at    Charged to    Charged to    Write-offs   Balance at
                         Beginning of   Costs and    Other Accts.     Net of       End of
                            Period       Expenses    Describe (1)   Recoveries     Period


Year ended Dec. 30, 1995
  Allowance for doubtful
   accounts                 $ 2,333      $ 1,089        $ (18)       $   588      $ 2,816
  Accumulated amortization
   capitalized software     $41,690      $16,618        $   0        $     0      $58,308

Year ended Dec. 28, 1996
  Allowance for doubtful
   accounts                 $ 2,816      $   317        $(315)       $    12      $ 2,806
  Accumulated amortization
   capitalized software     $58,308      $19,984        $   0        $39,846      $38,446

Year ended Jan. 3, 1998
  Allowance for doubtful
   accounts                 $ 2,806      $ 2,694        $  (8)       $ 2,371      $ 3,121
  Accumulated amortization
   capitalized software     $38,446      $27,570        $   0        $     0      $66,016


(1) Foreign currency translation adjustment



                      REPORT OF INDEPENDENT ACCOUNTANTS
                      ON FINANCIAL STATEMENT SCHEDULES



To the Board of Directors of
Sequent Computer Systems, Inc.



Our audits of the consolidated financial statements referred to in our report dated January 28, 1998 appearing in the 1997 Annual Report to Shareholders of Sequent Computer Systems, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP

Portland, Oregon
January 28, 1998



                                                                 EXHIBIT 11

              SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
                       STATEMENT SHOWING CALCULATION
                         OF THE BASIC AND DILUTED
                            EARNINGS PER SHARE
                  (In thousands, except per share amounts)


                                       Income                       Shares                  Per-Share
                                     (Numerator)                 (Denominator)                Amount

                               Fiscal   Fiscal   Fiscal     Fiscal  Fiscal  Fiscal    Fiscal  Fiscal  Fiscal
                                1997     1996     1995       1997    1996    1995      1997    1996    1995


Basic EPS
 Income available to
  common shareholders          $38,687  $ 7,771  $35,073    37,899  33,641  32,228    $ 1.02  $ 0.23  $ 1.09


Effect of Dilutive Securities

Stock options                                                2,653     723   1,408
Employee stock purchase plan                                   156      55      31
Debentures, if dilutive            116               374       144             447


Diluted EPS
 Income available to common
  shareholders + assumed
  conversions                  $38,803  $ 7,771  $35,447    40,852  34,419  34,114    $ 0.95  $ 0.23  $ 1.04




                                                                 EXHIBIT 13


              SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
                          SELECTED FINANCIAL DATA
                  (In thousands, except per share amounts)

                                                             Fiscal Year Ended
                                        Jan. 3,      Dec. 28,      Dec. 30,      Dec. 31,       Jan. 1,
                                         1998          1996          1995          1994          1994


OPERATIONS DATA

Total revenue                         $ 833,886     $ 595,362     $ 540,345     $ 450,823     $ 353,806
Income (loss) before income taxes     $  50,512     $  10,676     $  47,327     $  38,800     $  (6,331)
Net income (loss)                     $  38,687     $   7,771     $  35,073     $  33,134     $  (7,524)
Net income (loss) per share - basic   $    1.02     $     .23     $    1.09     $    1.08     $    (.26)
Net income (loss) per share - diluted $     .95     $     .23     $    1.04     $    1.03     $    (.26)

BALANCE SHEET DATA

Working capital                       $ 399,898     $ 183,428     $ 214,749     $ 168,468     $ 134,156
Total assets                          $ 890,845     $ 612,009     $ 503,923     $ 435,977     $ 375,424
Long-term obligations                 $   9,910     $  16,503     $   9,106     $  10,341     $  10,906
Shareholders' equity                  $ 600,784     $ 374,809     $ 353,188     $ 291,195     $ 243,488


              SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                          RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUE

(dollars in millions)
                               Fiscal Year Ended
                      January 3,  December 28,  December 30,
                         1998        1996          1995

     Total Revenue     $ 833.9     $ 595.4       $ 540.3

       Product         $ 600.5     $ 414.5       $ 395.9
       Service           233.4       180.9         144.4

       US              $ 449.4     $ 270.6       $ 244.0
       International     384.5       324.8         296.3

     Net Income        $  38.7     $   7.8       $  35.1



     In 1997, the Company's revenue and net income increased significantly over 1996 and 1995. Revenue increased approximately 40% and 54% over 1996 and 1995, respectively. 1997 net income increased almost five times over net income in 1996. In 1996, net income was greatly impacted by the significant investments made by the Company to develop and market its NUMA-Q product line and to expand its direct sales force. With initial shipments in December 1996, sales of the Company's NUMA-Q 2000 systems in 1997 represented approximately 68% of the Company's system sales for the year. In addition, strong revenue growth in the Company's service organizations, both professional and customer service, contributed to the overall significant revenue increase in 1997.

     Product revenue increased approximately 45% and 52% in 1997 over 1996 and 1995, respectively. Also contributing to the overall increase in the Company's total revenue was strong growth in the service organizations, resulting from increased numbers of project sales with maintenance and
consulting contracts.   Service revenue increased approximately 29% and 62% in
1997 over 1996 and 1995, respectively. Revenues from foreign operations increased approximately 18% and 30% in 1997 over 1996 and 1995, respectively. However, as a percentage of total revenue, foreign revenue decreased from 55% in 1995 and 1996 to approximately 46% in 1997, primarily a result of the substantial growth rate in the Company's domestic operations.

The following table sets forth certain operating data as a percentage of total revenue:

                                               Fiscal Year Ended
                                      January 3   December 28  December 30,
                                         1998         1996         1995
Revenue:
  Product                                72.0%        69.6%        73.3%
  Service                                28.0         30.4         26.7
    Total revenue                       100.0        100.0        100.0
Cost of product and service              57.6         56.7         54.8
Gross profit                             42.4         43.3         45.2
Operating expenses:
  Research and development                7.8          9.0          7.5
  Selling, general and administrative    28.1         32.1         28.7
    Total operating expenses             35.9         41.1         36.2
Operating income                          6.5          2.2          9.0
Interest income (expense), net           (0.1)         0.0          0.2
Other expense, net                       (0.3)        (0.4)        (0.4)
Income before provision
  for income taxes                        6.1          1.8          8.8
Provision for income taxes                1.5          0.5          2.3
Net income                                4.6%         1.3%         6.5%

COST OF SALES/GROSS MARGINS
                                               Fiscal Year Ended
                                      January 3,  December 28,  December 30,
                                         1998        1996          1995
Cost of product sold as a percentage
  of product revenue                      51%         48%           48%
Cost of service as a percentage
  of service revenue                      74          77            75
Total cost of sales as a percentage
  of total revenue                        58          57            55


     The factors influencing gross margins in a given period include unit volumes (which affect economies of scale), product configuration mix, changes in component and manufacturing costs, product pricing and the mix between product and service revenue.

     Total cost of sales as a percentage of total revenue increased slightly in both 1997 and 1996, primarily due to product cost of sales, which increased as a percentage of product revenue. In 1997, the Company's total product cost of sales was negatively impacted by an increase in sales of third party product which yield lower gross margins than Sequent products. In addition, the Company's margins were affected by sales of Symmetry products which, as expected, continue to represent a lower percentage of the Company's overall sales, and which yield lower gross margins than the Company's NUMA-Q products. Offsetting these lower margins were increased sales of higher margin NUMA-Q products in 1997, decreases in service cost of sales as a percentage of service revenue, and a greater percentage of total revenues from products versus services. The Company's product gross margins were approximately 49% in 1997 and 52% in 1996 and 1995. Service margins were approximately 26% in 1997 and 23% and 25% in 1996 and 1995, respectively.

RESEARCH AND DEVELOPMENT

(dollars in millions)                         Fiscal Year Ended
                                    January 3,   December 28,   December 30,
                                       1998         1996           1995

Research and development expense      $65.4         $53.7          $40.9
As a percentage of total revenue         8%            9%             8%

Software costs capitalized            $34.2         $34.2          $23.4

     Research and development expense continues to increase in amount; approximately 22% in 1997 compared to 1996 and 31% in 1996 compared to 1995. During 1996, the Company made substantial investments in the development of its new NUMA-Q product line. In 1997, the Company continued to make enhancements to the NUMA-Q architecture, in addition to ongoing focus on development of its next-generation products, including the next phase in the development of the NUMA-Q architecture which is expected to allow running Unix and Windows NT applications on a single system with shared storage and other resources.

SELLING, GENERAL AND ADMINISTRATIVE

(dollars in millions)                           Fiscal Year Ended
                                       January 3,  December 28,  December 30,
                                         1998         1996          1995

Selling, general and administrative      $234.0       $191.1        $155.0
As a percentage of total revenue            28%          32%           29%

     Selling, general and administrative expenses increased in amount during 1997 over 1996 primarily due to the increased activity associated with the growth in overall sales volume. As a percentage of total revenue, however, these expenses decreased in 1997 compared to 1996. In 1996, the Company was just beginning a major product transition and was investing heavily in its sales and professional services infrastructure. Substantial revenue growth of approximately 40% in 1997, compared to only a 22% growth in selling, general and administrative expenses, resulted in the decrease in expenses as a percentage of total revenue.

INTEREST AND OTHER, NET

(dollars in millions)                 Fiscal Year Ended
                           January 3,     December 28,     December 30,
                              1998           1996             1995

Interest income              $ 5.1          $ 3.0            $ 5.3
Interest expense             $ 6.1          $ 3.2            $ 4.2

Other expense, net           $(2.3)         $(2.0)           $(2.3)

     Interest income is primarily generated from invested cash and cash equivalents and restricted deposits held at foreign and domestic banks. The increase in interest income in 1997 is a result of investment of cash proceeds from the Company's August stock offering. Interest expense includes costs related to foreign currency hedging loans, interim short-term borrowings, convertible debentures and capital lease obligations. Throughout 1997, the Company increased the use of its domestic line of credit for continued investment in its NUMA-Q product line and development of its next-generation products. These borrowings contributed to the increase in interest expense in 1997 over 1996. Another factor contributing to the increase in interest expense was additional borrowings with foreign banks for hedging purposes.

     Other expense consists primarily of net realized and unrealized foreign exchange gains and losses.

INCOME TAXES

     The Company provided $11.8 million for income taxes in 1997 on a net profit before tax of $50.5 million. The difference between the statutory rate and the effective tax rate is principally due to the benefit from the research tax credit and the Company's Foreign Sales Corporation. The 1997 effective tax rate of 23.4% compares to effective rates of 27.2% in 1996 and 25.9% in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital was $399.9 million at January 3, 1998 compared to $183.4 million at December 28, 1996. The Company's current ratio at January 3, 1998 and December 28, 1996 was 2.5:1 and 1.9:1, respectively.

     Cash and cash equivalents increased $95.3 million during 1997. The increase resulted primarily from issuances of common stock of approximately $185 million and operating cash flow of approximately $24 million offset by investing activities. Investments in property and equipment and capitalized software approximated $59 million and $34 million, respectively. Additionally, the Company's restricted deposits, which represent proceeds from short-term borrowing arrangements used to hedge foreign currency exposures, increased by approximately $24 million.

     The Company has a $20 million receivable sales facility with a group of banks. At January 3, 1998, accounts receivable in the accompanying consolidated balance sheet is net of $20 million received by the Company under this agreement to sell its domestic accounts receivable. Additionally, the Company entered into two transactions to factor certain foreign receivables, without recourse, at an average rate of 7.2%. As of January 3, 1998, $4.7 million relating to these transactions was netted against accounts receivable in the accompanying consolidated balance sheet.

     The Company maintains an $80 million revolving line of credit agreement. The line is unsecured and extends through May 29, 1998. The line contains certain financial covenants and prohibits the Company from paying dividends without the lenders' consent. In August 1997, the Company used approximately $30 million of the net proceeds from the stock offering to repay the outstanding balance in full.

     The Company maintains a short-term borrowing agreement with a foreign bank to cover foreign currency exposures. Maximum borrowings allowed under the foreign bank agreement were $81.8 million, of which $68.8 million was outstanding at January 3, 1998 (based on currency exchange rates on such date).

     The Company also maintains a miscellaneous borrowing arrangement with a foreign bank. At January 3, 1998 $1.1 million was outstanding under this agreement.

     Management expects that current funds from operations and the bank lines of credit will provide adequate resources to meet the Company's anticipated operational cash requirements for at least the next twelve months.

IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's software programs and microcircuitry that have date-sensitive features may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 Issue affects the Company's internal systems as well as any of the Company's products that include date-sensitive software. The Company is currently conducting a comprehensive review of its computer systems and software products to identify the systems that could be affected by the Year 2000 Issue and is in the process of implementing and conducting the required processes to become Year 2000 compliant. Both internal and external resources are being employed to identify, correct or reprogram, and test the systems for Year 2000 compliance. The total cost of the project is currently estimated to be approximately $4 million and is being funded through operating cash flows. The Company is expensing all costs associated with identification and resulting changes to these systems, but does not expect the amounts to have a material effect on its financial position or results of operations. The amount expensed in 1997 related to this issue was
insignificant.   There can be no assurance, however, that the systems or
products of other companies on which the Company's systems also rely will be timely converted or that any such failure to convert by a vendor, customer or another company would not have an adverse effect on the Company's systems. Additionally, we cannot completely ensure that the Company's software products do not contain undetected problems associated with Year 2000 compliance. Such problems, should they occur, may result in adverse effects on future operating results.

FORWARD-LOOKING STATEMENTS

     The Chairman's Letter, Management's Discussion and Analysis of Financial Conditions and Results of Operations and "Sequent: The Data Center Alternative" contain information regarding the Company's expectations or goals as to: the market for the Company's products; development and release of new products; anticipated benefits from the software development and OEM relationship with Digital Equipment Corporation ("Digital"); estimated costs to achieve Year 2000 compliance; growth, profitability improvements and increase in shareholder value; and operational cash requirements. These statements are forward-looking statements that involve a number of risks and uncertainties, and actual results may differ materially from the forward-looking statements. Factors that could adversely affect the market for the Company's products include, but are not limited to, business conditions and growth in the electronics industry and general economies, both domestic and international, and lower than expected capital expenditure levels by customers. Factors that could cause new product development to be delayed or not successful include, but are not limited to, technological difficulties encountered in product development and resource constraints. Factors that could adversely affect the anticipated benefits from the software development and OEM relationship with Digital include, but are not limited to, the failure to develop the products to be covered by the OEM relationship and the failure of Digital to purchase products at the levels anticipated. Factors that could adversely affect the estimated costs to achieve Year 2000 compliance are set forth above under "Impact of the Year 2000 Issue." Factors that could adversely affect the Company's growth, profitability, shareholder value and operational cash requirements include, but are not limited to, the failure to timely complete product development and release new products; lower than expected customer acceptance of NUMA-Q 2000 and future products; significant fluctuations in quarterly operating results; lower than expected customer orders; delays in receipt of orders or cancellation of orders; competitive factors, including increased competition, new product offerings by competitors and price pressures; the discontinuance of relationships with the Company's strategic partners; the unavailability of third party parts and supplies at reasonable prices; changes in product mix and the mix between product and service revenue; and product shipment interruptions due to manufacturing problems. The Company's forward-looking statements apply only as of the date made. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

            SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share amounts)


                                                  Fiscal Year Ended
                                          Jan. 3,      Dec. 28,      Dec. 30,
                                           1998          1996          1995

Revenue:
  Product                               $ 600,496     $ 414,418     $ 395,941
  Service                                 233,390       180,944       144,404
    Total revenue                         833,886       595,362       540,345

Costs and expenses:
  Cost of products sold                   309,016       197,702       188,232
  Cost of service revenue                 171,595       139,983       107,721
  Research and development                 65,414        53,733        40,923
  Selling, general and administrative     234,037       191,069       154,950
    Total costs and expenses              780,062       582,487       491,826

Operating income                           53,824        12,875        48,519
Interest income                             5,096         3,007         5,340
Interest expense                           (6,086)       (3,187)       (4,207)
Other expense, net                         (2,322)       (2,019)       (2,325)

Income before provision
  for income taxes                         50,512        10,676        47,327
Provision for income taxes                 11,825         2,905        12,254

Net income                              $  38,687     $   7,771     $  35,073

Net income per share - basic (Note 1)   $    1.02     $    0.23     $    1.09

Net income per share - diluted (Note 1) $    0.95     $    0.23     $    1.04




The accompanying notes to consolidated financial statements are an integral part of these statements.


              SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                  (In thousands, except per share amounts)


                                                   Jan. 3, 1998  Dec. 28, 1996
ASSETS
Current assets:
  Cash and cash equivalents                           $ 133,299    $  37,979
  Restricted deposits                                    68,791       44,655
  Receivables, net                                      328,884      209,752
  Inventories                                           112,228       74,491
  Prepaid royalties and other                            28,147       30,577
    Total current assets                                671,349      397,454
Property and equipment, net                             134,728      133,838
Capitalized software costs, net                          66,244       59,567
Other assets, net                                        18,524       21,150
    Total assets                                      $ 890,845    $ 612,009

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                       $  69,893    $  59,925
  Accounts payable and other                            132,325       88,119
  Accrued payroll                                        22,843       24,853
  Unearned revenue                                       40,946       30,787
  Income taxes payable                                    3,134        3,017
  Current obligations under capital leases and debt       2,310        7,325
    Total current liabilities                           271,451      214,026
Other accrued expenses                                    8,700        6,671
Long-term obligations under capital leases and debt       9,910       16,503
    Total liabilities                                   290,061      237,200

Commitments and contingencies (Notes 5, 6, 10 and 12)

Shareholders' equity:
  Common stock, $.01 par value, 100,000 shares
    authorized, 42,962 and 34,188 shares outstanding        430          342
  Paid-in capital                                       508,858      315,316
  Retained earnings                                      99,402       60,715
  Foreign currency translation adjustment                (7,906)      (1,564)
    Total shareholders' equity                          600,784      374,809
    Total liabilities and shareholders' equity        $ 890,845    $ 612,009


The accompanying notes to consolidated financial statements are an integral part of these statements.


             SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (In thousands)


                                                                                  Foreign
                                                                                  currency
                                    Common Stock        Paid-in      Retained    translation
                                  Shares    Amount      capital      earnings    adjustment        Total


Balance, December 31, 1994        31,360     $ 314     $ 278,145     $ 17,872     $ (5,136)     $ 291,195


Common shares issued               1,798        18        20,455            -            -         20,473
Tax benefit of option exercises        -         -         4,743            -            -          4,743
Conversion of debentures              63         -         1,000            -            -          1,000
Net income                             -         -             -       35,073            -         35,073
Foreign currency translation
  adjustment                           -         -             -            -          704            704
Balance, December 30, 1995        33,221       332       304,343       52,945       (4,432)       353,188


Common shares issued                 967        10         9,622            -            -          9,632
Tax benefit of option exercises        -         -           175            -            -            175
Warrants issued                        -         -         1,176            -            -          1,176
Net income                             -         -             -        7,771            -          7,771
Foreign currency translation
  adjustment                           -         -             -            -        2,868          2,868
Rounding                               -         -             -           (1)           -             (1)
Balance, December 28, 1996        34,188       342       315,316       60,715       (1,564)       374,809


Common shares issued               8,198        82       181,580            -            -        181,662
Tax benefit of option exercises        -         -         3,021            -            -          3,021
Conversion of debentures             576         6         8,941            -            -          8,947
Net income                             -         -             -       38,687            -         38,687
Foreign currency translation
  adjustment                           -         -             -            -       (6,342)        (6,342)
Balance, January 3, 1998          42,962     $ 430     $ 508,858     $ 99,402     $ (7,906)     $ 600,784


The accompanying notes to consolidated financial statements are an integral part of these statements.


             SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands)

                                                                 Fiscal Year Ended
                                                     Jan. 3, 1998  Dec. 28, 1996  Dec. 30, 1995


Cash flow from operating activities:
  Net income                                          $   38,687    $   7,771        $ 35,073
  Reconciliation of net income
    to net cash and cash equivalents provided
    by operating activities-
      Depreciation and amortization                       83,649       65,534          52,094
  Changes in assets and liabilities-
      Receivables, net                                  (119,132)     (31,430)        (44,751)
      Inventories                                        (37,737)     (13,638)        (12,155)
      Prepaid royalties and other                          2,430      (17,113)           (652)
      Accounts payable and other                          44,206       28,024          13,351
      Accrued payroll                                     (2,010)      13,130             (71)
      Unearned revenue                                    10,159        9,321          11,750
      Income taxes payable                                   117       (1,964)          1,131
      Other, net                                           3,360        4,513              58
    Net cash provided by
      operating activities                                23,729       64,148          55,828

Cash flow from investing activities:
  Restricted deposits                                    (24,136)      (5,013)         19,795
  Purchases of property and equipment, net               (58,698)     (80,617)        (38,923)
  Capitalized software costs                             (34,247)     (34,170)        (23,444)
  Other assets, net                                           --      (15,600)         (4,262)
    Net cash used for investing activities              (117,081)    (135,400)        (46,834)

Cash flow from financing activities:
  Notes payable, net                                       9,968       18,779         (18,291)
  Proceeds (payments) under capital lease obligations     (2,509)      14,662            (719)
  Long-term debt payments, net                              (133)          --            (256)
  Stock issuance proceeds, net                           184,683       10,983          25,216
    Net cash provided by financing activities            192,009       44,424           5,950

Effect of exchange rate changes on cash                   (3,337)       2,868             704

Net increase (decrease) in cash and cash equivalents      95,320      (23,960)         15,648
Cash and cash equivalents at beginning
  of period                                               37,979       61,939          46,291
Cash and cash equivalents at end of period             $ 133,299    $  37,979       $  61,939


The accompanying notes to consolidated financial statements are an integral part of these statements.


              SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Sequent Computer Systems, Inc. and subsidiaries ("Sequent" or the "Company") was incorporated in January 1983. Sequent is a provider of scalable data center ready open systems solutions for large organizations spanning diverse industries. Sequent designs, manufactures and markets large scalable computer systems based upon Cache Coherent Non-Uniform Memory Access (CC-NUMA) architecture and operating environment software. The Company's systems are widely used for large-scale on-line transaction processing (OLTP), applications in decision support systems (DSS) and data warehouses, for custom applications built upon relational database management systems (RDBMS), and as the central server in client-server architectures. Sequent's project-oriented offerings include a complete portfolio of customer, professional and education services to solve complex information technology (IT) problems. The Company has an established set of strategic alliances with other software, hardware and services providers to deliver complete solutions to its customers.

    Principles of Consolidation. The Company's fiscal year is generally based on a 52-week year (53 weeks in Fiscal 1997) ending the Saturday closest to December 31. The consolidated financial statements of the Company include the accounts of Sequent Computer Systems, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and profits have been eliminated.

    The financial statements and transactions of the Company's foreign subsidiaries are maintained in their functional currencies and translated into U.S. dollars for purposes of consolidation. Translation adjustments are accumulated as a separate component of shareholders' equity. Gains and losses resulting from transactions denominated in a currency other than an entity's functional currency are included in other net expense in the consolidated statements of operations. Net losses aggregating $1.6 million, $0.8 million and $0.3 million for 1997, 1996, and 1995, respectively, were realized from such transactions.

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

    Receivables are shown net of allowance for doubtful accounts of $3.1 million at January 3, 1998 and $2.8 million at December 28, 1996.

    The Company has an agreement with a group of banks to sell, without recourse, undivided ownership interests in a revolving pool consisting of substantially all of the Company's domestic accounts receivable for a maximum of $20 million. The agreement expires May 30, 1998. At both January 3, 1998 and December 28, 1996, accounts receivable in the accompanying consolidated balance sheets is net of $20 million received by the Company under this agreement. Additionally, the Company entered into two transactions to factor certain foreign receivables, without recourse, at an average rate of 7.2%. As of January 3, 1998, $4.7 million relating to these transactions was netted against accounts receivable in the accompanying consolidated balance sheet.

    Approximately 19% of the Company's revenue in 1997 was from one customer. At January 3, 1998, the outstanding accounts receivable balance from this customer aggregated approximately $56 million. The Company had no single customer that represented greater than 10% of total revenue in 1996 and 1995. International sales represented approximately 46% of the Company's total revenue in 1997 and 55% in 1996 and 1995.

    Inventories. Inventories are stated at the lower of cost or market. Costs are determined using the first-in, first-out (FIFO) method and include material, labor and manufacturing overhead.

    Prepaid Licenses and Royalties. The Company has entered into agreements with various vendors which provide for prepayment of future licenses and/or royalties based on sales of certain software. Prepaid licenses and royalties were $26.9 million at January 3, 1998 and $28.4 million at December 28, 1996, and are stated at the lower of cost or net realizable value. Approximately $12.5 million and $16.1 million of total prepaid licenses and royalties are classified as current and are included in prepaid royalties and other current assets at January 3, 1998 and December 28, 1996, respectively. Prepaid amounts are realized by receipt of reverse royalties from the vendors based upon software sales by the vendor and/or by charging cost of products sold for certain software sales by the Company.

    Included in total prepaid licenses and royalties are prepaid licenses acquired from a single vendor totaling $25.3 million and $26.9 million as of January 3, 1998 and December 28, 1996, respectively. These licenses, which have no expiration date, represent the right to acquire the most recent version of the vendor's software for resale to the Company's end-user customers. The Company estimates that the cost of these licenses will be realized during the next three fiscal years.

    Property and Equipment. Property and equipment are stated at cost and depreciated over their estimated useful lives, ranging from three to five years, on the straight-line method. Leasehold improvements and equipment held under capital leases are amortized on the straight-line basis over the shorter of the asset life or lease term. Maintenance and repairs are expensed as incurred.

    Research and Development. Software development costs for certain projects are capitalized from the time technological feasibility is established to the time the resulting software product is first shipped. Capitalized software costs are stated at the lower of cost or net realizable value and are shown net of accumulated amortization of $66 million at January 3, 1998 and $38.4 million at December 28, 1996. Amortization, generally based on a three-year straight-line basis, was $27.6 million in 1997, $20 million in 1996 and $16.6 million in 1995. All other research and development costs are expensed as incurred. In December 1996, the Company removed from its balance sheet capitalized software costs which had an original cost of $40 million and were fully amortized. This did not affect the realizable value of the Company's software products.

    Additionally, the Company maintains strategic relationships with industry-leading manufacturers of components, systems and software. However, the Company has not entered into any material joint development agreements with vendors that involve ownership interests to be retained in developed technology, nor has it entered into any agreements that involve revenue sharing arrangements or any funding responsibilities. Amounts related to joint development relationships included in the Company's research and development costs and expenses for 1997 were insignificant.

    Income Taxes. The Company's general practice is to reinvest the earnings of its foreign subsidiaries in those operations, unless it would be advantageous to the Company to repatriate the foreign subsidiaries' retained earnings.

    Per Share Information. In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128). FAS 128 replaces APB Opinion 15, Earnings Per Share, and requires current and retroactive presentation of basic earnings per share and diluted earnings per share. Basic earnings per share is calculated based on income available to common shareholders and the weighted-average number of common shares outstanding during the reported period. Diluted earnings per share includes additional dilution from the effect of potential common stock issuances, such as stock issuable pursuant to the exercise of stock options and warrants outstanding and the conversion of debt.

    The following table is a reconciliation of the basic and diluted earnings per share computations:

    (in thousands, except per share amounts)

                                       Income                           Shares                    Per-Share
                                     (Numerator)                    (Denominator)                   Amount

                             Fiscal     Fiscal    Fiscal     Fiscal    Fiscal    Fiscal    Fiscal   Fiscal    Fiscal
                               1997      1996      1995       1997      1996      1995      1997     1996      1995


Basic EPS
 Income available to common
  shareholders               $38,687    $7,771    $35,073    37,899    33,641    32,228    $1.02    $0.23     $1.09

Effect of Dilutive Securities
Stock options                                                 2,653       723     1,408
Employee stock purchase plan                                    156        55        31
Debentures, if dilutive          116                  374       144                 447

Diluted EPS
 Income available to common
  shareholders + assumed
  conversions                $38,803    $7,771    $35,447    40,852    34,419    34,114    $0.95    $0.23     $1.04


    Consolidated Statement of Cash Flows. The Company considers short-term investments which are highly liquid, readily convertible into cash and have original maturities of less than three months to be cash equivalents for purposes of the statement of cash flows.

    Total cash expenditures for income taxes were $3.7 million, $5.9 million and $5.3 million during 1997, 1996 and 1995, respectively. Interest paid does not differ materially from interest expense.

    Non-cash investing and financing activities include the following: 1997 - $9.1 million ($8.9 million, net of related expenses) of Convertible Debentures were converted into 576,000 shares of common stock; 1996 - 300,000 stock warrants, valued at $1.2 million using the Black-Scholes pricing model, were issued in exchange for other non-current assets; 1995 - $1 million of Convertible Debentures were converted into 63,000 shares of common stock.

    Management Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates and judgments made by management of the Company include matters such as collectibility of accounts receivable, realizability of inventory and recoverability of capitalized software, prepaid royalties and deferred tax assets.

    Reclassifications. Certain prior year amounts have been reclassified to conform to fiscal 1997 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

    New Accounting Pronouncements. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (FAS
130). This Statement requires entities to report changes in equity that result from transactions and economic events other than those with shareholders. This Statement is effective for fiscal years beginning after December 15, 1997, at which time it will be adopted by the Company.
Management expects that the adoption of this pronouncement will have no effect on reported earnings. It is expected that the Company's comprehensive income component will consist of the cumulative translation adjustment which is reflected in the consolidated statement of shareholders' equity.

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (FAS 131). The objective of the standard is to provide information about the different types of business activities in which an enterprise engages and the different economic environments in which it operates. This pronouncement will be adopted by the Company for fiscal 1998, as required by the Statement. This Statement will have no impact on reported earnings and management expects that it will not have a significant impact on disclosure requirements as the Company operates in predominantly one business segment.

2.  INVENTORIES

    (in thousands)
                             January 3,     December 28,
                                1998            1996

        Raw materials        $  16,375       $  14,205
        Work-in-progress         3,155           2,166
        Finished goods          92,698          58,120
                             $ 112,228       $  74,491

    Finished goods inventory includes evaluation systems aggregating $53.7 million and $30.8 million as of January 3, 1998 and December 28, 1996, respectively. Such systems are located at potential customer sites for demonstration.

3.  PROPERTY AND EQUIPMENT

    (in thousands)
                                        January 3,   December 28,
                                            1998          1996

        Land                            $   5,037     $   5,037
        Operational equipment             209,372       174,662
        Furniture and office equipment     89,569        89,951
        Leasehold improvements             22,889        22,584
                                          326,867       292,234
        Less accumulated depreciation
          and amortization               (192,139)     (158,396)
                                        $ 134,728     $ 133,838

    Depreciation and amortization charged to expense totaled $55.2 million in 1997, $44.9 million in 1996 and $35.0 million in 1995.

4.  NOTES PAYABLE

    The Company has an unsecured line of credit agreement with a group of banks which provides short-term borrowings up to $80 million. The line of credit agreement contains financial covenants, including covenants relating to net worth, ratio of liabilities to net worth and limitations on net operating losses, and prohibits the Company from paying dividends without the group of banks' consent. Individual borrowings on the credit line have maturities of three months or less. The line of credit agreement extends through May 29, 1998. There were no borrowings outstanding under the line of credit at January 3, 1998. At December 28, 1996, $12.2 million was outstanding under the credit line.

    The Company has a short-term borrowing agreement with a foreign bank as a hedge to cover certain foreign currency exposures. Borrowings under the agreement are denominated in various foreign currencies with terms of fourteen days to three months. Proceeds from the borrowings are converted into U.S. dollars and placed in a term deposit account with the foreign bank. The deposits, which are classified as restricted deposits in the accompanying consolidated balance sheets, are pledged to the foreign bank so long as borrowings under the agreement are outstanding. During July 1997, the Company re-negotiated the agreement and extended it through July 1998. The foreign bank, without cause, can terminate the agreement at any time. At January 3, 1998, maximum borrowings allowed under the agreement were $81.8 million. Amounts outstanding were $68.8 million and $44.7 million at January 3, 1998 and December 28, 1996, respectively. The maximum borrowing limit is denominated in specified foreign currencies and fluctuates with the change in foreign exchange rates. The average interest rate on these borrowings at January 3, 1998 was 6.4%.

    In addition to the above borrowing agreements, the Company has entered into certain other miscellaneous borrowing arrangements with a foreign bank. Amounts outstanding were $1.1 million and $0.9 million at January 3, 1998 and December 28, 1996, respectively. The interest rate on these borrowings was 1.725% at January 3, 1998.

    During 1996, a U.S. subsidiary of the Company entered into a financing arrangement with third parties for $2.2 million, of which $1 million is with a related party. The financing consisted of short-term convertible notes with an interest rate of 10%. During the second quarter of 1997, the notes were converted into preferred stock of the subsidiary.

5.  OBLIGATIONS UNDER CAPITAL LEASES AND LONG-TERM DEBT

    In April 1992, the Company issued $20 million of 7.5% Convertible Subordinated Debentures ("Convertible Debentures" or "Debentures") due March 31, 2000. The Convertible Debentures were convertible into the Company's common stock at the option of the holders at an initial conversion price of $15.81 per share. In conjunction with the Company's equity offering in 1993, $9.9 million of the Debentures was converted into 626,000 shares of common stock. In August 1995, an additional $1.0 million of the Debentures was converted into 63,000 shares of common stock. In August and September 1997, the remaining $9.1 million of the Debentures was converted into 576,000 shares of common stock; thus, there was no outstanding long-term debt related to the Debentures at January 3, 1998. At December 28, 1996, the outstanding balance on the Debentures was $9.1 million.

    Sequent leases certain equipment under five-year capital leases. These lease terms require maintenance of certain financial ratios and generally include a fair market value purchase option at the end of the lease. These leased assets are pledged as security for capital lease obligations.

    In addition to the minor capital leases, the Company entered into a sales-leaseback transaction in September 1996 under which certain operating equipment with a net book value of $12.2 million was sold for $15.3 million and then leased back under a capital lease. The related lease terms stipulate monthly payments ranging from $274,000 to $341,000 over the five-year lease term beginning September 1996 at an annual interest rate of 7.4%. The resulting gain of $3.1 million has been recorded under "Other Accrued Expenses" and is being amortized in proportion to the related equipment depreciation over three years. The terms of the lease include an asset buy-back provision at the end of the lease for the then fair market value of the assets at the Company's option. Future minimum lease payments are as follows:

    (in thousands)

             1998                               $  3,285
             1999                                  3,960
             2000                                  4.095
             2001                                  2,608
             2002                                     --
    Total minimum lease payments                  13,948

    Less amount representing interest             (1,857)

    Present value of minimum lease payments     $ 12,091

6.  OPERATING LEASE COMMITMENTS

    Sequent is committed under operating leases for office space, equipment and manufacturing facilities. Future minimum lease payments are as follows:

    (in thousands)

             1998                $ 21,486
             1999                  18,702
             2000                  13,608
             2001                  10,965
             2002 and thereafter   19,816
                                 $ 84,577

    Rent expense for operating leases was $19.1 million, $17.4 million and $14.9 million in 1997, 1996 and 1995, respectively.

7.  INCOME TAXES

    The Company provided $11.8 million for income taxes in 1997 on a net profit before tax of $50.5 million. The difference between the statutory rate and the effective tax rate is principally due to the benefit from the research tax credit and the Company's Foreign Sales Corporation. The 1997 effective tax rate of 23.4% compares to effective rates of 27.2% in 1996 and 25.9% in 1995.

    Pre-tax income from continuing operations for the last three fiscal years was taxed under the following jurisdictions:

    (in thousands)

                                Fiscal        Fiscal        Fiscal
                                 1997          1996          1995

           Domestic           $ 39,603      $  5,593      $ 29,556
           Foreign              10,909         5,083        17,771
             Total            $ 50,512      $ 10,676      $ 47,327


    The provision for income taxes was as follows:

    (in thousands)

                              Fiscal        Fiscal        Fiscal
                                1997          1996          1995

          Current:
            Federal          $  6,808       $   789      $  5,890
            Foreign             4,441         3,109         5,435
            State                 449           164           355
                               11,698         4,062        11,680
          Deferred:
            Federal               317          (900)           --
            Foreign              (211)         (257)          574
            State                  21            --            --
                                  127        (1,157)          574
          Total provision    $ 11,825       $ 2,905      $ 12,254

    Deferred tax liabilities (assets) are comprised of the following components:

    (in thousands)

                                              January 3, 1998  December 28, 1996

          Research and development                 $25,119           $22,998
          Other                                      2,217             1,567
          Gross deferred tax liabilities            27,336            24,565

          Net operating loss carryforwards:
            Domestic                               (18,921)          (24,985)
            Foreign                                 (4,897)           (7,965)
          Credit carryforwards                     (18,626)          (12,741)
          Expenses not currently deductible         (6,741)           (7,971)
          Depreciation                              (1,779)           (1,596)
          Revenue currently taxable                 (2,008)           (1,399)
          Inventory basis differences               (2,499)             (556)
          Restructuring costs                           --               (71)
          Gross deferred tax assets                (55,471)          (57,284)
          Deferred tax asset valuation allowance    27,126            31,583
          Net deferred tax asset                  $ (1,009)         $ (1,136)

The provision for income taxes differs from the amount of income taxes determined by applying the U.S. statutory federal tax rate to income from continuing operations due to the following:

                                            Fiscal   Fiscal   Fiscal
                                             1997     1996     1995

     Statutory federal tax rate              35.0%    35.0%    35.0%
     State taxes, net of federal benefit      4.2      4.2      4.2
     Tax benefit from Foreign
       Sales Corporation                     (4.8)    (6.8)    (1.6)
     Research & Experimentation credit       (4.6)     ---      ---
     Tax provision on foreign earnings        0.3     (0.9)    (2.1)
     Realized benefit from net
       operating losses                      (2.2)    (1.3)    (9.6)
     Other, net                              (4.5)    (3.0)     ---
                                             23.4%    27.2%    25.9%

    The deferred tax asset valuation allowance in fiscal years 1995 - 1997 is attributed to U.S. federal, state, and foreign deferred tax assets. Management believes sufficient uncertainty exists with regard to the realizability of such assets that a valuation allowance of $27.1 million has been provided at January 3, 1998. When and if these reserved deferred tax assets are ultimately realized, $12.0 million will reduce the Company's federal and state tax provision and $15.1 million will be credited to paid-in capital (related to stock option deductions).

    In accordance with FAS 109, the valuation allowance is allocated pro-rata to federal, state, and foreign current and non-current deferred tax assets.

    The Company has net operating losses carried forward both domestically and in foreign jurisdictions. The domestic net operating losses expire from 2006 - 2011. Certain foreign net operating losses expire in 1998 - 2003, while others have no expiration date.

    The Company has accumulated unused research and experimentation credits of $7.4 million for income tax purposes. These credits expire from 1998 - 2012. The Company also has Alternative Minimum Tax Credits (AMT) which may be carried forward indefinitely and certain state tax credits which expire from 1998 - 2002.

    The Company may realize tax benefits as a result of the exercise of certain employee stock options. For financial reporting purposes, any reduction in income tax obligations as a result of these tax benefits is credited to paid-in capital. During 1997, 1996 and 1995, $3.0 million, $175,000 and $4.7 million of benefits were credited to paid-in capital, respectively, with a related reduction in current taxes payable.

    An income tax provision has not been recorded for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries as the undistributed earnings have been and management expects will continue to be reinvested in operations outside the United States.

8.  SHAREHOLDERS' EQUITY

    Common Stock. On July 29, 1997, the Company sold approximately 5.7 million shares of common stock in an equity offering. Net proceeds to the Company, after deducting the underwriting discount and offering expenses, were approximately $148.5 million. In August and September 1997, $9.1 million ($8.9 million, net of related expenses) of the Convertible Debentures was converted into 576,000 shares of common stock.

    Stock Compensation Plans. At January 3, 1998, the Company had the following stock-based compensation plans:

Stock Option Plans

    At January 3, 1998, the Company had options outstanding to employees and non-employees under the following Stock Option Plans: 1984 Employee Stock Option Plan and 1984 Nonstatutory Stock Option Plan (the "1984 Plans"), the 1987 Employee Stock Option Plan and 1987 Nonstatutory Stock Option Plan (the "1987 Plans"), the 1989 Stock Incentive Plan (the "1989 Plan"), the 1995 Stock Incentive Plan, the 1996 Stock Option Plan and the 1997 Stock Option Plan. Options granted after May 18, 1995 were made under the 1995 Stock Incentive Plan and the 1996 and 1997 Stock Option Plans. As of January 3, 1998, the Company has reserved a total of 16,727,500 shares of common stock for issuance under these plans, of which 8,276,326 shares were outstanding at January 3, 1998. Employee options vest over varying time periods, generally ranging from one to four years, as long as, in the case of employees, the optionee remains employed by Sequent. Option prices generally have been at 85% or greater of the fair market value of the common stock on the date of grant. Options generally expire ten years from the date of the grant.

Employee Stock Purchase Plan

    In September 1987, Sequent established an Employee Stock Purchase Plan. Under the plan, Sequent is authorized to grant rights to purchase up to 6,950,000 shares of common stock in a series of eighteen-month offerings. At January 3, 1998, there were 1,946,574 shares available for future purchase. Substantially all employees are eligible to receive rights under the plan.
The purchase price is the lesser of 85% of the fair market value of the common stock on the date of commencement of the offering or on the date of purchase. During 1997, 1996 and 1995, Sequent issued 1,127,428, 682,864 and 576,423 shares under the plan, respectively.

    Statement of Financial Accounting Standards No. 123. During 1995, the Financial Accounting Standards Board issued FAS 123, Accounting for Stock Based Compensation, which defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost related to stock options issued to employees under these plans using the method of accounting prescribed by the Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in this Statement has been applied.

    The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in APB 25 and related Interpretations. Accordingly, no compensation cost has been recognized in the consolidated statements of operations for its stock-based compensation plans other than for performance-based awards.

    Had compensation cost for the other stock-based compensation plans been determined based on the fair value at the grant dates for awards under these plans consistent with the method of FAS 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

    (in thousands, except per share amounts)
                                          Fiscal     Fiscal     Fiscal
                                           1997       1996       1995

    Net income (loss): As reported       $38,687     $7,771    $35,073
                       Pro forma          28,981       (709)    30,959


    Net income (loss)
      per share - basic: As reported       $1.02      $0.23      $1.09
                         Pro forma          0.76      (0.02)      0.96

    Net income (loss)
      per share - diluted: As reported     $0.95      $0.23      $1.04
                           Pro forma        0.73      (0.02)      0.95

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995:

                                 Fiscal      Fiscal       Fiscal
                                  1997        1996         1995

    Risk-free interest rate       6.15%       6.05%        6.33%
    Expected dividend yield         --          --           --
    Expected lives              3 years     3 years      4 years
    Expected volatility             56%         50%          55%

    The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions for 1997, 1996 and 1995:

                                Fiscal       Fiscal       Fiscal
                                 1997         1996         1995

    Risk-free interest rate      5.74%        5.58%        5.23%
    Expected dividend yield        --           --           --
    Expected lives              1 year       1 year       1 year
    Expected volatility            56%          50%          55%

    The weighted-average per share fair value of those purchase rights granted in 1997 and 1996 was $15.20 and $13.15, respectively.

    A summary of the status of the Company's stock option plans as of January 3, 1998, December 28, 1996 and December 30, 1995, and changes during the years ending on those dates is presented below:

    (in thousands, except per share amounts)


                                     Fiscal                        Fiscal                        Fiscal
                                      1997                          1996                          1995
                                       Weighted-Average              Weighted-Average              Weighted-Average
                              Shares       per share        Shares       per share        Shares       per share
                           under option  Exercise Price  under option  Exercise Price  under option  Exercise Price


Outstanding at beginning
  of year                      6,909        $12.27          5,068         $14.26           4,432        $11.63
Granted:
  Price = Fair Value           2,812         18.39          3,353          12.60           1,716         18.21
  Price < Fair Value             829         18.14          1,196          11.12             612         14.90
Exercised                     (1,209)        12.01           (196)          8.53          (1,056)         9.68
Forfeited                     (1,065)        13.83         (2,512)         16.55            (636)        14.78
Outstanding at
  end of year                  8,276         14.77          6,909          12.27           5,068         14.26
Options exercisable
  at year-end                  2,370                        1,446                          1,276

Weighted-average per share fair value
  of options granted during the year         $8.35                        $ 3.69                        $ 8.46


The following table summarizes information about stock options outstanding at January 3, 1998:


                     OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                   Weighted-
                                    Average    Weighted-                  Weighted-
                      Number       Remaining    Average       Number       Average
   Range of        Outstanding    Contractual  per share    Exercisable   per share
Exercise Prices      at 1/3/98       Life    Exercise Price  at 1/3/98  Exercise Price


     $0 - $11.25     1,870,157     7.1 years     $ 10.29     1,094,915    $ 10.07
 $11.26 - $13.88     1,594,561     6.3 years       12.58       601,839      12.86
 $13.92 - $14.45     1,416,963     7.0 years       14.04       370,186      14.08
 $14.56 - $17.44     1,828,453     8.4 years       16.18       248,352      16.54
 $17.50 - $22.42     1,398,792     9.4 years       21.04        55,175      19.17
 $22.47 - $28.19       167,400     9.4 years       23.84            17      23.96

  $0.00 - $28.19     8,276,326     7.7 years       14.77     2,370,484      12.29


9.  GEOGRAPHIC SEGMENT INFORMATION

    Information about the Company's foreign operations and export sales is provided in the table below. Foreign revenue is that which is produced by identifiable assets located in foreign countries while export revenue is that which is generated by identifiable assets located in the United States.

    (in thousands)

                               Fiscal         Fiscal         Fiscal
                                1997           1996           1995
  Revenue:
    United States            $ 449,355      $ 270,571      $ 244,029
    Foreign:
      Europe                   315,028        262,396        242,133
      Other                     47,460         41,443         32,784
    Export:
      Other                     22,043         20,952         21,399
                             $ 833,886      $ 595,362      $ 540,345
  Operating income (loss):
    United States            $  44,691      $   5,825      $  27,184
    Foreign:
      Europe                     7,629          7,424         18,290
      Other                      1,504           (374)         3,045
                             $  53,824      $  12,875      $  48,519
  Identifiable assets:
    United States            $ 686,638      $ 448,527      $ 367,196
      Foreign:
        Europe                 186,751        148,727        123,614
        Other                   17,456         14,755         13,113
                             $ 890,845      $ 612,009      $ 503,923

    Intercompany sales between geographic areas, primarily from the United States to Europe, were $195.5 million during 1997, $155.7 million during 1996 and $131.0 million during 1995.

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

    In addition to the arrangements described in Note 4, at January 3, 1998, the Company also has a range forward options contract denominated in Japanese yen with a contract amount of approximately $2.3 million. This forward contract is used to hedge certain intercompany payables. Gains and losses on such contracts have not been significant to date.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments.

    Cash and cash equivalents, restricted deposits, receivables, notes payable, accounts payable and other, and current obligations under capital leases and debt are reflected in the consolidated financial statements at fair value because of the short-term maturity of these instruments.

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

    During 1997, the Company entered into an agreement to finance the construction of a new office building using an operating lease structure. Upon completion and occupancy, the Company will finalize lease payments based on a total cost estimated to be approximately $17.5 million. No estimated lease payments relating to the newly constructed building have been included in the Operating Lease Commitment Schedule at Note 6.


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Sequent Computer Systems, Inc.


    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Sequent Computer Systems, Inc. and its subsidiaries at January 3, 1998 and December 28, 1996, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

Portland, Oregon
January 28, 1998


                  QUARTERLY FINANCIAL DATA (unaudited)
                (In thousands, except per share amounts)


                                                              Basic      Diluted
                        Total         Gross         Net      Earnings    Earnings
                       Revenue        Profit       Income    Per Share   Per Share


Fiscal 1997
  First quarter       $ 157,374     $  68,120     $    708     $ 0.02     $ 0.02
  Second quarter        210,653        89,865        8,597       0.25       0.23
  Third quarter         207,320        87,026       10,298       0.26       0.24
  Fourth quarter        258,539       108,264       19,084       0.45       0.42
    Year              $ 833,886     $ 353,275     $ 38,687     $ 1.02*    $ 0.95*

Fiscal 1996
  First quarter       $ 120,745     $  51,481     $    598     $ 0.02     $ 0.02
  Second quarter        142,587        61,203        3,306       0.10       0.10
  Third quarter         148,785        66,132        1,355       0.04       0.04
  Fourth quarter        183,245        78,861        2,512       0.07       0.07
    Year              $ 595,362     $ 257,677     $  7,771     $ 0.23     $ 0.23



  * The sum of quarterly earnings per share does not equal annual earnings per share as a result of the computation of quarterly versus annual average shares outstanding.


                       MARKET INFORMATION (unaudited)

    Sequent's Common Stock has been traded on the NASDAQ National Market System since April 1987 under the symbol SQNT. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for the common stock as reported on the NASDAQ National Market System.

                           High         Low

 1997:
     First quarter      $  20.00     $  14.50
     Second quarter     $  21.63     $  14.38
     Third quarter      $  30.63     $  20.88
     Fourth quarter     $  26.88     $  19.50

 1996:
     First quarter      $  14.88     $  10.31
     Second quarter     $  14.88     $  11.88
     Third quarter      $  13.88     $  10.88
     Fourth quarter     $  18.25     $  12.50


    At January 3, 1998, there were approximately 891 shareholders of record of the Company's common stock and 43.0 million shares outstanding. The Company has never paid cash dividends on its common stock. The Company intends to retain earnings for use in its business and, therefore, does not anticipate paying cash dividends in the foreseeable future. In addition, the Company's bank line of credit agreement prohibits payment of dividends without the lenders' consent.




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

    SEQUENT COMPUTER SYSTEMS, spol. s r.o. (Czech Republic)

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

    SEQUENT COMPUTER SYSTEMS (N.Z.) LIMITED (New Zealand)

    SEQUENT COMPUTER SYSTEMS AUSTRALIA PTY. LIMITED

    SEQUENT COMPUTER SYSTEMS ASIA LIMITED (Hong Kong)

    SEQUENT COMPUTER SYSTEMS (SINGAPORE) PTE. LIMITED


                                                                 EXHIBIT 23

                      Consent of Independent Accountants




We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-16428, 33-16463, 33-33338, 33-36836, 33-39315,
33-39657, 33-40941, 33-40942, 33-63972, 33-63974, 33-59147 and 33-59611) of
Sequent Computer Systems, Inc. of our report dated January 28, 1998 appearing in the Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule.





PRICE WATERHOUSE LLP


Portland, Oregon
March 25, 1998