Form 10-Q
period 1998-04-04
SEQUENT COMPUTER SYSTEMS INC /OR/
filed 1998-05-18
CIK 811716

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 4, 1998 or
( ) Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from __________ to
    __________.

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


43,644,270 common shares were issued and outstanding as of May 12, 1998.



                     SEQUENT COMPUTER SYSTEMS, INC.

                     PART I. FINANCIAL INFORMATION



                                                                     Page No.
Item 1.     Consolidated Financial Statements

            Consolidated Balance Sheets - April 4, 1998
              and January 3, 1998                                        3

            Consolidated Statements of Operations -
              Three months ended April 4, 1998
              and March 29, 1997                                         4

            Consolidated Statements of Shareholders' Equity -
              December 30, 1995 through April 4, 1998                    5

            Consolidated Statements of Cash Flows -
              Three months ended April 4, 1998
              and March 29, 1997                                         6

            Notes to Consolidated Financial Statements                   7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       11


                      PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                            17

       (a)  Exhibit 11 - Statement regarding computation of
              earnings per share.                                       18

       (b)  Exhibit 27.1                                                19

       (c)  Exhibit 27.2                                                20

       (d)  Exhibit 27.3                                                21

       (e) No reports on Form 8-K were filed by the Company during the fiscal quarter ended April 4, 1998.




SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)



                                                   April 4, 1998 January 3, 1998
                                                     (unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                           $ 183,452     $ 133,299
  Restricted deposits                                    67,724        68,791
  Receivables, net                                      227,608       328,884
  Inventories                                           118,366       112,228
  Prepaid royalties and other                            41,353        28,147
    Total current assets                              $ 638,503     $ 671,349

Property and equipment, net                             136,393       134,728
Capitalized software costs, net                          68,103        66,244
Other assets, net                                        17,206        18,524
    Total assets                                      $ 860,205     $ 890,845

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                       $  68,797     $  69,893
  Accounts payable and other                             95,844       132,325
  Accrued payroll                                        12,568        22,843
  Unearned revenue                                       44,884        40,946
  Income taxes payable                                    3,119         3,134
  Current obligations under capital leases and debt       2,294         2,310
    Total current liabilities                           227,506       271,451

Other accrued expenses                                    8,320         8,700
Long-term obligations under capital leases and debt       9,433         9,910
    Total liabilities                                   245,259       290,061

Shareholders' equity:
  Common stock, $.01 par value, 100,000 shares
    authorized, 43,616 and 42,962 shares outstanding        436           430
  Paid-in capital                                       517,740       508,858
  Retained earnings                                     103,424        99,402
  Foreign currency translation adjustment                (6,654)       (7,906)
          Total shareholders' equity                    614,946       600,784
          Total liabilities and shareholders' equity  $ 860,205     $ 890,845


See notes to consolidated financial statements.




SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited
(in thousands, except per share amounts)



                                                 Three Months Ended
                                           April 4, 1998   March 29, 1997

Revenue:
  Product                                     $ 118,445      $ 105,567
  Service                                        64,623         51,807
    Total revenue                               183,068        157,374

Costs and expenses:
  Cost of products sold                          62,906         50,455
  Cost of service revenue                        47,336         38,799
  Research and development                       17,064         15,442
  Selling, general and administrative            49,620         50,250
    Total costs and expenses                    176,926        154,946

Operating income                                  6,142          2,428

Interest, net                                       621         (1,250)
Other, net                                         (934)          (142)

Income before provision for income taxes          5,829          1,036
Provision for income taxes                        1,807            328
Net income                                    $   4,022      $     708

Net income per share - basic                  $     .09      $     .02

Net income per share - diluted                $     .09      $     .02

Shares used in the calculation
  of net income per share - basic                43,184         34,427

Shares used in the calculation
  of net income per share - diluted              45,395         36,675


See notes to consolidated financial statements.



SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)




                                                                                             Foreign
                                                                                   currency
                                            Common Stock      Paid-in   Retained  translation
                                          Shares    Amount    capital   Earnings  adjustment   Total


Balance, December 30, 1995                33,221     $332     $304,343   $52,945   $(4,432)   $353,188

Common shares issued                         967       10        9,622         -         -       9,632
Tax benefit of option exercises                -        -          175         -         -         175
Warrants issued                                -        -        1,176         -         -       1,176
Net income                                     -        -            -     7,771         -       7,771
Foreign currency translation adjustment        -        -            -         -     2,868       2,868
Rounding                                       -        -            -        (1)        -          (1)
Balance, December 28, 1996                34,188      342      315,316    60,715    (1,564)    374,809

Common shares issued                       8,198       82      181,580         -         -     181,662
Tax benefit of option exercises                -        -        3,021         -         -       3,021
Conversion of debentures                     576        6        8,941         -         -       8,947
Net income                                     -        -            -    38,687         -      38,687
Foreign currency translation adjustment        -        -            -         -    (6,342)     (6,342)
Balance, January 3, 1998                  42,962      430      508,858    99,402    (7,906)    600,784

Common shares issued                         654        6        8,626         -         -       8,632
Tax benefit of option exercises                -        -          256         -         -         256
Net income                                     -        -            -     4,022         -       4,022
Foreign currency translation adjustment        -        -            -         -     1,252       1,252
Balance, April 4, 1998 (unaudited)        43,616     $436     $517,740  $103,424   $(6,654)     $614,946



See notes to consolidated financial statements.





SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
(in thousands)


                                                        Three Months Ended
                                                  April 4, 1998  March 29, 1997

Cash flow from operating activities:
  Net income                                        $    4,022     $    708
  Reconciliation of net income to
   net cash and cash equivalents
   provided by operating activities -
     Depreciation and amortization                      22,294       19,515
     Changes in assets and liabilities -
       Receivables, net                                101,276       24,036
       Inventories                                      (6,138)     (10,316)
       Prepaid royalties and other                     (13,206)      (4,161)
       Accounts payable and other                      (36,481)     (13,544)
       Accrued payroll                                 (10,275)      (7,592)
       Unearned revenue                                  3,938        4,236
       Income taxes payable                                (15)        (195)
       Other, net                                          664          204
         Net cash provided by operating activities      66,079       12,891

Cash flow from investing activities:
  Restricted deposits                                    1,067       12,777
  Purchases of property and equipment, net             (15,985)     (19,237)
  Capitalized software costs                            (9,700)      (8,388)
         Net cash used for investing activities        (24,618)     (14,848)

Cash flow from financing activities:
  Notes payable, net                                    (1,096)      (3,727)
  Payments under capital lease obligations                (495)        (443)
  Long-term debt proceeds, net                               -           11
  Stock issuance proceeds, net                           8,888        7,148
         Net cash provided by financing activities       7,297        2,989

Effect of exchange rate changes on cash                  1,395       (3,070)

Net increase (decrease) in cash and cash equivalents    50,153       (2,038)
Cash and cash equivalents at beginning of period       133,299       37,979

Cash and cash equivalents at end of period           $ 183,452     $ 35,941


See notes to consolidated financial statements.




               SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              April 4, 1998

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

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

Recently Issued Accounting Standards

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (FAS 130). This Statement requires entities to report changes in equity that result from transactions and economic events other than those with shareholders. The Company adopted the standard as of January 4, 1998. The following table reports comprehensive income for the three months ended April 4, 1998 and March 29, 1997.

                                                    Three Months Ended
                                                 April 4,       March 29,
                                                   1998            1997

Net Income                                       $ 4,022        $    708

Other comprehensive income:
  Foreign currency translation adjustment          1,252          (3,070)

Total comprehensive income (loss)                $ 5,274        $ (2,362)


The cumulative translation adjustment consists of unrealized gains/losses from translation adjustments and intercompany foreign currency transactions that are of a long-term investment nature. These items are reflected in the statement of shareholders' equity in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (FAS
131). The objective of the standard is to provide information about the different types of business activities in which an enterprise engages and the different economic environments in which it operates. The Company adopted the standard effective January 4, 1998. FAS 131 does not need to be applied to interim periods in the initial year of application; however, comparative information for interim periods in the initial year of application will be reported in the financial statements for interim periods in fiscal 1999. This Statement has no impact on reported earnings and management expects that it will not have a significant impact on disclosure requirements as the Company operates in predominantly one business segment.

In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 97-2, Software Revenue Recognition, which supersedes SOP 91-1, Software Revenue Recognition. This Statement did not significantly impact the Company's revenue recognition policies nor reported earnings.

Accounts Receivable

At April 4, 1998, accounts receivable in the accompanying consolidated balance sheet is net of $40 million received by the Company under its agreement to sell its domestic accounts receivable. Additionally, the Company entered into one transaction to factor certain foreign receivables, without recourse, at an average rate of 8.75%.

Inventories

Inventories consist of the following:
(in thousands)
                                     April 4,        January 3,
                                        1998             1998

Raw materials                       $  19,590        $  16,375
Work-in-progress                        3,470            3,155
Finished goods                         95,306           92,698
                                    $ 118,366        $ 112,228

Property and Equipment

Property and equipment consist of the following:
(in thousands)
                                     April 4,        January 3,
                                        1998             1998

Land                                $   5,037        $   5,037
Operational equipment                 214,484          209,372
Furniture and office equipment         88,681           89,569
Leasehold improvements                 27,030           22,889
                                      335,232          326,867
Less accumulated depreciation        (198,839)        (192,139)
                                    $ 136,393        $ 134,728


Research and Development

Amortization of capitalized software costs, generally based on a three-year life, was $7.8 million and $6.2 million for the three month periods ended April 4, 1998 and March 29, 1997, respectively.

Notes Payable

The Company has an unsecured line of credit agreement with a group of banks which provides short-term borrowings of up to $80 million. The line of credit agreement extends through April 3, 2001. At April 4, 1998, there was no outstanding balance. At March 29, 1997, $20.5 million was outstanding under this line of credit agreement. The interest rate on this borrowing at March 29, 1997 was 8.5%.

The Company has a short-term borrowing agreement with a foreign bank as a hedge to cover certain foreign currency exposures. Borrowings under the agreement are denominated in various foreign currencies with terms of fourteen days to three months. Proceeds from the borrowings are converted into U.S. dollars and placed in a term deposit account with the foreign bank. At April 4, 1998, maximum borrowings allowed under the agreement were approximately $81.3 million. The maximum borrowing limit is denominated in specified foreign currencies and fluctuates with the change in foreign exchange rates. Amounts outstanding were $67.8 million and $31.9 million at April 4, 1998 and March 29, 1997, respectively.

In addition to the above borrowing agreements, the Company has entered into certain other miscellaneous borrowing arrangements with a foreign bank. At April 4, 1998 and March 29, 1997, $1.1 million and $1.6 million were outstanding, respectively.

Obligations under Capital Leases and Long-Term Debt

In April 1992, the Company issued $20 million of 7.5% Convertible Subordinated Debentures ("Convertible Debentures" or "Debentures") due March 31, 2000.
The Convertible Debentures were convertible into the Company's common stock at the option of the holders at an initial conversion price of $15.81 per share. In conjunction with the Company's equity offering in 1993, $9.9 million of the Debentures was converted into 626,000 shares of common stock. In August 1995, an additional $1.0 million of the Debentures was converted into 63,000 shares of common stock. In August and September 1997, the remaining $9.1 million of the Debentures was converted into 576,000 shares of common stock; thus, there was no outstanding long-term debt related to the Debentures at April 4, 1998. The outstanding balance at March 27, 1997 was $9.1 million.

Income Taxes

The Company's general practice is to reinvest the earnings of its foreign subsidiaries' operations, unless it would be advantageous to the Company to repatriate the foreign subsidiaries' retained earnings. The effective tax rate differs from the statutory tax rate principally due to the benefit from the research tax credit and the Company's Foreign Sales Corporation.

Significant Customers

The Company operates primarily in one business segment which includes the design, manufacture and marketing of high-performance computer systems and operating environment software. Project-oriented offerings include consulting and professional services to help customers solve complex information technology problems. The Company had no single customer that represented greater than 10% of total revenue for the first quarter of 1998.
Approximately 16% of the Company's revenue in the first quarter of 1997 was from one customer.

Geographic Segment Information

Export and foreign revenue was $100.4 million (55% of total revenue) for the three months ended April 4, 1998. Export and foreign revenue was $79.7 million (50% of total revenue) for the corresponding period in 1997. The Company's United States operations generated operating income of $2.8 million for the three months ended April 4, 1998 and foreign operations generated operating income of $3.3 million. The results of comparable periods in 1997 were operating income of $8.5 million for the United States operations and net operating losses of $6.1 million for the Company's foreign operations.

Subsequent Event

On April 14, 1998, the Company adopted a Shareholder Rights Plan. Pursuant to the plan, the Company declared a dividend of one Right for each outstanding share of Common Stock of the Company to shareholders of record at the close of business on April 29, 1998. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Preferred Shares (the "Preferred Shares") at a Purchase Price of $130, subject to adjustment. The Rights will be exercisable only if a person acquires beneficial ownership of 15% or more of Sequent's Common Stock or commences a tender offer which would result in stock ownership at that level or if the Sequent Board of Directors determines that a person who has acquired more than 10% of Sequent Common Stock poses a threat to share value or the Company's business strategy.




            SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                       RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUE
                                          Three Months Ended
(dollars in millions)                   April 4,       March 29,
                                          1998           1997

               Total Revenue            $ 183.1        $ 157.4

                 Product                $ 118.4        $ 105.6
                 Service                   64.7           51.8

                 US                     $  82.7        $  77.7
                 International            100.4           79.7

               Net Income               $   4.0        $   0.7


  In the first quarter of 1998, the Company's revenue and net income increased significantly over the same period in 1997. Revenue grew by approximately 16% over the first quarter of 1997. Strong sales across all geographies, but particularly in Europe and Asia Pacific, resulted in this solid revenue growth. Along with revenue growth, decreases in selling, general and administrative (SG&A) expenses contributed to the significant increase in net income. Reductions to the Company's SG&A expenses in the first quarter of 1998 were the result of cost control programs implemented in the beginning of 1998. In addition, increased revenue and gross margins within the Company's service organizations, particularly professional service, contributed to the Company's overall growth during the first quarter of 1998 over the same period in 1997.

  Product revenue increased 12% in the first quarter of 1998 over the same quarter in 1997, with sales of the Company's NUMA-Q 2000 systems generating approximately 81% of total product revenue. The Company's service revenues increased in the same periods by approximately 20% and 35% from the customer and professional services organizations, respectively. These increases were mainly the result of growth in number and size of sales that included service projects, including significant growth in new business in Europe. International revenue was approximately 55% of the Company's total revenue in the first quarter of 1998 compared to 51% in the same period in 1997. Solid growth in Asia Pacific and Europe, particularly in the United Kingdom and France, contributed to the overall increase in international revenue of approximately 26% in the first quarter of 1998 over the first quarter in 1997.


The following table sets forth certain operating data as a percentage of total revenue:

                                                  Three Months Ended
                                               April 4,         March 29,
                                                 1998             1997
Revenue:
  Product                                        64.7%            67.1%
  Service                                        35.3             32.9
    Total revenue                               100.0            100.0
Cost of product and service                      60.2             56.7
Gross profit                                     39.8             43.3
Operating expenses:
  Research and development                        9.3              9.8
  Selling, general and administrative            27.1             32.0
    Total operating expenses                     36.4             41.8
Operating income                                  3.4              1.5
Interest income (expense), net                    0.3             (0.8)
Other expense, net                               (0.5)            (0.1)
Income before provision
  for income taxes                                3.2              0.6
Provision for income taxes                        1.0              0.2
Net income                                        2.2%             0.4%


COST OF SALES/GROSS MARGINS

                                                   Three Months Ended
                                               April 4,         March 29,
                                                 1998             1997
Cost of product sold as a percentage
  of product revenue                             53.1%            47.8%

Cost of service as a percentage
  of service revenue                             73.2             74.9

Total cost of sales as a percentage
  of total revenue                               60.2             56.7


  The factors influencing gross margins in a given period include unit volumes (which affect economies of scale), product configuration mix (including the amount of third party products), changes in component and manufacturing costs, product pricing and the mix between product and service revenue.

  Total cost of sales as a percentage of total revenue increased in the first quarter of 1998 over the same period in 1997. Product cost of sales continues to reflect increased sales of third-party product, which generally yield lower margins than Sequent products. Also impacting the Company's margins were sales of Symmetry products, which as expected, continue to represent a lower percentage of the Company's overall sales, and which yield lower gross margins than the Company's NUMA-Q products. These factors were offset in part by an increase in higher margin sales of NUMA-Q 2000 systems. In addition, the Company's gross margins were positively affected by service margins, particularly from the professional service organization, which increased substantially during the first quarter of 1998 over the same period in 1997. The Company's total product gross margins were approximately 47% and 52% in the first quarter of 1998 and 1997, respectively, and service gross margins were approximately 27% and 25%, respectively, during the same periods.


RESEARCH AND DEVELOPMENT

                                              Three Months Ended
(dollars in millions)                       April 4,      March 29,
                                              1998          1997

Research and development expense              $17.1         $15.4
As a percentage of total revenue                9%           10%

Software costs capitalized                    $ 9.7         $ 8.4


  Research and development expense continued to increase in amount, by approximately 11% in the first quarter of 1998 compared to the same period in 1997, as the Company continues to make enhancements to its NUMA-Q architecture. During the first quarter of 1998, the Company made investments in new software development for its next-generation of NUMA-Q products, including the development of NUMA-Q architecture that is expected to run Unix and Windows NT applications on a single system.


SELLING, GENERAL AND ADMINISTRATIVE

(dollars in millions)                        Three Months Ended
                                           April 4,      March 29,
                                             1998          1997

Selling, general and administrative         $49.6         $50.3
As a percentage of total revenue              27%           32%


  Comparing the first quarter of 1998 to the same period in 1997, selling, general and administrative expenses decreased slightly in amount. Given the increase in sales volume, these expenses also decreased as a percentage of total revenue over the corresponding periods, from 32% in the first quarter of 1997 to 27% in the first quarter of 1998. Factors contributing to the decrease included the effects of cost control measures implemented by the Company during the first quarter of 1998. The Company's headcount growth rate slowed focusing additions primarily in engineering and sales.


INTEREST AND OTHER, NET

(dollars in millions)         Three Months Ended
                           April 4,       March 29,
                             1998           1997

Interest income             $ 1.9          $ 0.7

Interest expense            $ 1.3          $ 1.9

Other expense, net          $ 0.9          $ 0.1


  Interest income is primarily generated from invested cash and cash equivalents and restricted deposits held at foreign and domestic banks. The increase in interest income in the first quarter of 1998 is a result of investment of cash proceeds from the Company's stock offering in August 1997. Interest expense includes costs related to foreign currency hedging loans, interim short-term borrowings, convertible debentures and capital lease obligations. The decrease in interest expense in the first quarter of 1998 over the same period in 1997 is attributed to the decrease in the use of the Company's line of credit in 1998 resulting from use of proceeds received from the August 1997 stock offering and the conversion of the Company's Convertible Subordinated Debentures to equity in August and September 1997.

  Other expense consists primarily of net realized and unrealized foreign exchange gains and losses.


INCOME TAXES

  The Company provided $1.8 million for income taxes in the first quarter of 1998 on a net profit before tax of $5.8 million. The effective tax rate of 31% for the first quarter of 1998 compares to an effective rate of 32% for the same period in 1997. The difference between the statutory rate and the effective tax rate is principally due to the benefit from the research tax credit and the Company's Foreign Sales Corporation.


LIQUIDITY AND CAPITAL RESOURCES

  Working capital was $411.0 million at April 4, 1998 compared to $399.9 million at January 3, 1998. The Company's current ratio increased to 2.8:1 from 2.5:1 since January 3, 1998.

  Cash and cash equivalents increased $49.1 million during the first quarter of 1998. The increase resulted primarily from operating cash flow of approximately $66.1 million and issuances of common stock of approximately $8.9 million offset by investing activities. Investments during the quarter in property and equipment and capitalized software approximated $16 million and $9.7 million, respectively.

  The Company has a $40 million receivable sales facility with a group of banks. At April 4, 1998, accounts receivable in the accompanying consolidated balance sheet is net of $40 million received by the Company under this agreement to sell its domestic accounts receivable. Additionally, the Company entered into a specific transaction to factor certain foreign receivables, without recourse, at an average rate of 8.75%. As of April 4, 1998, $3.5 million relating to this transaction was netted against accounts receivable in the accompanying consolidated balance sheet.

  The Company maintains an $80 million revolving line of credit agreement. The line is unsecured and extends through April 3, 2001. The line contains certain financial covenants and prohibits the Company from paying dividends without the lenders' consent. At April 4, 1998, there was no outstanding balance under the line of credit.

  The Company maintains a short-term borrowing agreement with a foreign bank to cover foreign currency exposures. Maximum borrowings allowed under the foreign bank agreement were $81.3 million, of which $67.8 million was outstanding at April 4, 1998 (based on currency exchange rates on such date).

  The Company also maintains a miscellaneous borrowing arrangement with a foreign bank. At April 4, 1998 $1.1 million was outstanding under this agreement.

  Management expects that current funds from operations and the bank lines of credit will provide adequate resources to meet the Company's anticipated operational cash requirements for at least the next twelve months.


IMPACT OF THE YEAR 2000 ISSUE

  The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's software programs and microcircuitry that have date-sensitive features may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 Issue affects the Company's internal systems as well as any of the Company's products that include date-sensitive software. The Company is currently conducting a comprehensive review of its computer systems and software products to identify the systems that could be affected by the Year 2000 Issue and is in the process of implementing and conducting the required processes to become Year 2000 compliant. Both internal and external resources are being employed to identify, correct or reprogram, and test the systems for Year 2000 compliance. The total cost of the project is currently estimated to be approximately $4 million and is being funded through operating cash flows. The Company is expensing all costs associated with identification and resulting changes to these systems, but does not expect the amounts to have a material effect on its financial position or results of operations. The amount expensed in the first quarter of 1998 related to this issue was insignificant. There can be no assurance, however, that the systems or products of other companies on which the Company's systems also rely will be timely converted or that any such failure to convert by a vendor, customer or another company would not have an adverse effect on the Company's systems. Additionally, we cannot completely ensure that the Company's software products do not contain undetected problems associated with Year 2000 compliance. Such problems, should they occur, may result in adverse effects on future operating results.


FORWARD-LOOKING STATEMENTS

  Information in this report that is not historical information, including information regarding product development and year 2000 issues, constitutes forward-looking statements that involve a number of risks and uncertainties.
A number of factors could cause actual results to differ materially from the forward-looking statements. New product development may be delayed or unsuccessful due to technical difficulties encountered, resource constraints and other reasons. Factors that affect year 2000 issues are set forth above. Additional information regarding factors that may affect the Company's future results is set forth at the end of Item 1 in the Company's Annual Report on Form 10-K for the year ended January 3, 1998. The Company's forward-looking statements apply only as of the date made. The Company undertakes no obligation to publicly release the results of any revisions to forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.






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


                              SEQUENT COMPUTER SYSTEMS, INC.



                              /s/ Robert S. Gregg
                              Robert S. Gregg
                              Sr. Vice President of Finance and
                              Chief Financial Officer


                              Date:  May 15, 1998



                                EXHIBIT INDEX



                                                                  Sequential
Exhibit No.                      Description                       Page No.

    11          Statement showing calculation of basic
                and diluted earnings per share                         18

   27.1         Financial Data Schedule                                19

   27.2         Financial Data Schedule                                20

   27.3         Financial Data Schedule                                21




                                                                 EXHIBIT 11

             SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
                      STATEMENT SHOWING CALCULATION
                          OF BASIC AND DILUTED
                           EARNINGS PER SHARE
                 (in thousands, except per share amounts)




                                               Income                Shares                  Per-Share
                                             (Numerator)          (Denominator)               Amount

                                          Three Months Ended    Three Months Ended      Three Months Ended

                                         April 4,   March 29,  April 4,    March 29,   April 4,   March 29,
                                           1998        1997      1998        1997        1998       1997


Basic EPS
  Income available to common
    shareholders                         $ 4,022      $ 708     43,184      34,427      $ 0.09     $ 0.02


Effect of Dilutive Securities

Stock options                                  -          -      2,104       2,091
Employee stock purchase plan                   -          -        107         157


Diluted EPS
  Income available to common
    shareholders + assumed conversions   $ 4,022      $ 708     45,395      36,675      $ 0.09     $ 0.02
