Form 10-Q
period 1998-07-04
SEQUENT COMPUTER SYSTEMS INC /OR/
filed 1998-08-14
CIK 811716

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 4, 1998 or
( ) Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from __________ to
    __________.

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


43,420,640 common shares were issued and outstanding as of August 4, 1998.


                     SEQUENT COMPUTER SYSTEMS, INC.

                     PART I. FINANCIAL INFORMATION



                                                                     Page No.
Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets - July 4, 1998 and
           January 3, 1998                                               3

         Consolidated Statements of Operations - Three months
           and six months ended July 4, 1998 and June 28, 1997           4

         Consolidated Statements of Shareholders' Equity -
           December 28, 1996 through July 4, 1998                        5

         Consolidated Statements of Cash Flows - Six months ended
           July 4, 1998 and June 28, 1997                                6

         Notes to Consolidated Financial Statements                      7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          13


                      PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders            18

Item 5.  Other Matters                                                  18

Item 6.  Exhibits and Reports on Form 8-K                               19

     (a) Exhibit 27 - Financial Data Schedule                           21

     (b) No reports on Form 8-K were filed by the Company during the fiscal quarter Ended July 4, 1998.



Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)



                                                 July 4, 1998  January 3, 1998
                                                  (unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                        $ 145,275      $ 133,299
  Restricted deposits                                 40,284         68,791
  Receivables, net                                   239,930        328,884
  Inventories                                        108,489        112,228
  Prepaid royalties and other                         28,024         28,147
    Total current assets                             562,002        671,349

Property and equipment, net                          122,734        134,728
Capitalized software costs, net                       68,460         66,244
Other assets, net                                     34,310         18,524
    Total assets                                   $ 787,506      $ 890,845

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                    $  41,040      $  69,893
  Accounts payable and other                         113,180        132,325
  Accrued payroll                                     12,277         22,843
  Unearned revenue                                    40,262         40,946
  Income taxes payable                                 3,934          3,134
  Current obligations under capital leases
    and debt                                           2,279          2,310
    Total current liabilities                        212,972        271,451

Other accrued expenses                                 8,708          8,700
Long-term obligations under capital leases
  and debt                                             8,821          9,910
    Total liabilities                                230,501        290,061

Shareholders' equity:
  Common stock, $.01 par value, 100,000 shares
    authorized, 43,640 and 42,962 shares outstanding     436            430
  Paid-in capital                                    519,218        508,858
  Retained earnings                                   44,672         99,402
  Foreign currency translation adjustment             (7,321)        (7,906)
    Total shareholders' equity                       557,005        600,784
    Total liabilities and shareholders' equity     $ 787,506      $ 890,845


See notes to consolidated financial statements.



SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited
(in thousands, except per share amounts)


                                        Three Months Ended                Six Months Ended
                                   July 4, 1998   June 28, 1997      July 4, 1998   June 28, 1997

Revenue:
  Product                           $ 120,301       $ 154,422         $ 238,746       $ 259,989
  Service                              65,376          56,231           129,999         108,038
    Total revenue                     185,677         210,653           368,745         368,027

Costs and expenses:
  Cost of products sold                82,541          78,590           145,447         129,045
  Cost of service revenue              48,159          42,198            95,495          80,997
  Research and development             19,692          16,476            36,756          31,918
  Selling, general and administrative  58,237          59,583           107,857         109,833
  Restructuring charges                62,898              --            62,898              --
    Total costs and expenses          271,527         196,847           448,453         351,793

Operating income (loss)               (85,850)         13,806           (79,708)         16,234

Interest, net                           1,261            (786)            1,882          (2,036)
Other, net                               (493)           (432)           (1,427)           (574)

Income (loss) before provision
  (benefit)for income taxes           (85,082)         12,588           (79,253)         13,624
Provision (benefit) for income taxes  (26,330)          3,991           (24,523)          4,319
Net income (loss)                   $ (58,752)      $   8,597         $ (54,730)      $   9,305

Net income (loss) per share
  - basic                           $   (1.34)      $    0.25         $   (1.26)      $    0.27

Net income (loss) per share
  - diluted                         $   (1.34)      $    0.23         $   (1.26)      $    0.25

Shares used in the calculation
  of net income (loss) per share
  - basic                              43,729          34,929            43,457          34,678

Shares used in the calculation of net
  income (loss) per share - diluted    43,729          37,553            43,457          37,114




See notes to consolidated financial statements.


SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)


                                                                                 Foreign
                                                                                 currency
                                       Common Stock      Paid-in    Retained   translation
                                      Shares   Amount    capital    earnings    adjustment    Total


Balance, December 28, 1996            34,188   $ 342    $315,316    $ 60,715     $ (1,564)  $374,809

Common shares issued                   8,198      82     181,580           -            -    181,662
Tax benefit of option exercises            -       -       3,021           -            -      3,021
Conversion of debentures                 576       6       8,941           -            -      8,947
Net income                                 -       -           -      38,687            -     38,687
Foreign currency translation
  adjustment                               -       -           -           -       (6,342)    (6,342)
Balance, January 3, 1998              42,962     430     508,858      99,402       (7,906)   600,784

Common shares issued                     654       6       8,626           -            -      8,632
Tax benefit of option exercises            -       -         256           -            -        256
Net income                                 -       -           -       4,022            -      4,022
Foreign currency translation
  adjustment                               -       -           -           -        1,252      1,252
Balance, April 4, 1998 (unaudited)    43,616     436     517,740     103,424       (6,654)   614,946

Common shares issued                     424       4       6,343           -            -      6,347
Common shares repurchased               (400)     (4)     (4,941)          -            -     (4,945)
Tax benefit of option exercises            -       -          76           -            -         76
Net loss                                   -       -           -     (58,752)           -    (58,752)
Foreign currency translation
  adjustment                               -       -           -           -         (667)      (667)
Balance, July 4, 1998 (unaudited)     43,640   $ 436    $519,218    $ 44,672     $ (7,321)  $557,005


See notes to consolidated financial statements.



SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
(in thousands)


                                                      Six Months Ended
                                               July 4, 1998     June 28, 1997

Cash flow from operating activities:
  Net income (loss)                             $ (54,730)         $  9,305
  Reconciliation of net income to cash and
    cash equivalents provided by operating
    activities -
      Depreciation and amortization                44,325            40,342
      Restructuring charges not affecting cash     60,259                 -
      Deferred income taxes                       (22,670)            2,300
      Changes in assets and liabilities -
        Receivables, net                           88,954           (27,487)
        Inventories                                 3,739            (7,771)
        Prepaid royalties and other               (14,421)           (3,164)
        Accounts payable and other                (30,208)            5,989
        Accrued payroll                           (10,566)           (1,738)
        Unearned revenue                             (684)           20,601
        Income taxes payable                          800               208
        Other, net                                (17,840)            2,693
          Net cash provided by operating
            activities                             46,958            41,278

Cash flow from investing activities:
     Restricted deposits                           28,507            (1,694)
     Purchases of property and equipment, net     (24,610)          (32,492)
     Capitalized software costs                   (20,217)          (16,911)
          Net cash used for investing activities  (16,320)          (51,097)

Cash flow from financing activities:
     Notes payable, net                           (28,854)           18,964
     Payments under capital lease obligations
       and debt                                    (1,125)           (1,164)
     Stock issuance proceeds                       15,311            11,002
     Stock repurchase                              (4,945)                -
          Net cash provided (used) by
            financing activities                  (19,613)           28,802

Effect of exchange rate changes on cash               951            (2,274)

Net increase in cash and cash equivalents          11,976            16,709
Cash and cash equivalents at beginning of
  period                                          133,299            37,979

Cash and cash equivalents at end of period      $ 145,275         $  54,688


See notes to consolidated financial statements.




             SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             July 4, 1998

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

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates and judgments made by management of the Company include matters such as collectibility of accounts receivable, realizability of inventories and recoverability of capitalized software costs, prepaid royalties and deferred tax assets.

Reclassifications

Certain reclassifications have been made to amounts as previously reported in prior periods. These changes had no impact on previously reported results of operations.

Recently Issued Accounting Standards

In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 97-2, Software Revenue Recognition, which supersedes SOP 91-1, Software Revenue Recognition. This Statement did not significantly impact the Company's revenue recognition policies nor reported earnings.

In April 1998, the AICPA issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This Statement is effective for fiscal years beginning after December 15, 1998 and requires certain costs incurred for internal software development to be capitalized over their useful life. Early adoption is suggested. The Company adopted SOP 98-1 beginning May 3, 1998. The Statement does not significantly impact the Company's accounting for computer software development projects or reported earnings.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement is effective for companies with fiscal years beginning with 2000. The Company is evaluating FAS 133 to determine its impact on the consolidated financial statements.

Accounts Receivable

At July 4, 1998, accounts receivable in the accompanying consolidated balance sheet is net of $40 million received by the Company under its agreement to sell its domestic accounts receivable.

Inventories

Inventories consist of the following:
(in thousands)
                                         July 4,     January 3,
                                          1998          1998

Raw materials                          $  15,398     $  16,375
Work-in-progress                           1,395         3,155
Finished goods                            91,696        92,698
                                       $ 108,489     $ 112,228

Property and Equipment

Property and equipment consist of the following:
(in thousands)
                                         July 4,     January 3,
                                          1998          1998

Land                                   $   6,304     $   5,037
Operational equipment                    204,224       209,372
Furniture and office equipment            84,275        89,569
Leasehold improvements                    24,738        22,889
                                         319,541       326,867
Less accumulated depreciation           (196,807)     (192,139)
                                       $ 122,734     $ 134,728

Research and Development

Amortization of capitalized software costs, generally based on a three-year life, was $15.5 million and $13.1 million for the six months ended July 4, 1998 and June 28, 1997, respectively.

Notes Payable

The Company has an unsecured line of credit agreement with a group of banks, which provides short-term borrowings of up to $80 million. The line of credit agreement extends through April 3, 2001. At July 4, 1998, there was no outstanding balance. At June 28, 1997, $30.8 million was outstanding. The interest rate on this borrowing at June 28, 1997 was 7.2%.

The Company has a short-term borrowing agreement with a foreign bank as a hedge to cover certain foreign currency exposures. Borrowings under the agreement are denominated in various foreign currencies. Proceeds from the borrowings are converted into U.S. dollars and placed in a term deposit account with the foreign bank. At July 4, 1998, maximum borrowings allowed under the agreement were approximately $81.5 million. The maximum borrowing limit is denominated in specified foreign currencies and fluctuates with the change in foreign exchange rates. Amounts outstanding were $40.3 million and $46.3 million at July 4, 1998 and June 28, 1997, respectively.

In addition to the above borrowing agreements, the Company has entered into certain other miscellaneous borrowing arrangements with a foreign bank. At July 4, 1998 and June 28, 1997, $0.8 million and $1.7 million were outstanding, respectively.

Obligations under Capital Leases and Long-Term Debt

In April 1992, the Company issued $20 million of 7.5% Convertible Subordinated Debentures ("Convertible Debentures" or "Debentures") due March 31, 2000.
The Convertible Debentures were convertible into the Company's common stock at the option of the holders at an initial conversion price of $15.81 per share. In conjunction with the Company's equity offering in 1993, $9.9 million of the Debentures was converted into 626,000 shares of common stock. In August 1995, an additional $1.0 million of the Debentures was converted into 63,000 shares of common stock. In August and September 1997, the remaining $9.1 million of the Debentures was converted into 576,000 shares of common stock; thus, there was no outstanding long-term debt related to the Debentures at January 3, 1998 or at July 4, 1998. The outstanding balance at June 28, 1997 was $9.1 million.

Common Stock

During the second quarter of 1998, the Company announced a plan to repurchase up to 4,000,000 shares of its outstanding common stock. During this quarter, the Company repurchased 400,000 shares at an average price of $12.35 per share. Subsequent to July 4, 1998, the Company has repurchased an additional 321,000 shares at an average price of $11.26 per share.

During the second quarter of 1998, the Company provided employees with a stock option re-pricing plan whereby the exercise price of those outstanding options with a price greater than fair market value on July 13, 1998 could be converted to an exercise price of $13 per share in exchange for an extended vesting period. With the exception of two recently hired Vice Presidents, the stock option repricing was not made available to Directors, Officers and Vice Presidents of the Company. It is not anticipated that such stock option re-pricing will have a significant impact on the shares used in the calculation of either basic or diluted earnings per share.

Income Taxes

The Company's general practice is to reinvest the earnings of its foreign subsidiaries operations, unless it would be advantageous to the Company to repatriate the foreign subsidiaries' retained earnings. The effective tax rate differs from the statutory tax rate principally due to the benefit from the Company's foreign sales corporation and the federal research and experimentation tax credit.

Restructuring Charges

During the second quarter of 1998, the Company recorded restructuring charges of $62.9 million in connection with management's decision to accelerate changes in its business model to leverage the strength of its technology roadmap and market position. Please refer to the discussion of restructuring costs included in Management's Discussion and Analysis of Financial Condition and Results of Operations.


Comprehensive Income


(in thousands)                             Three Months Ended         Six Months Ended
                                           July 4,    June 28,      July 4,    June 28,
                                             1998       1997          1998       1997


Net income (loss)                        $ (58,752)   $ 8,597     $ (54,730)   $ 9,305

Other comprehensive income (loss):
  Foreign currency translation adjustment     (667)       269           585     (2,801)

Total comprehensive income (loss)        $ (59,419)   $ 8,866     $ (54,145)   $ 6,504


The foreign currency translation adjustment represents the Company's only significant other comprehensive income element. The cumulative translation adjustment consists of unrealized gains/losses from translation adjustments and intercompany foreign currency transactions that are of a long-term investment nature. These items are reflected in the statement of shareholders' equity in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation.


Earnings Per Share

(in thousands, except per share amounts)


                                  Income            Shares           Per-Share         Income            Shares          Per-Share
                                (Numerator)      (Denominator)        Amount        (Numerator)      (Denominator)        Amount
                                   Three             Three            Three             Six               Six              Six
                                Months Ended      Months Ended     Months Ended     Months Ended      Months Ended     Months Ended

                             July 4,  June 28, July 4, June 28, July 4, June 28, July 4, June 28, July 4, June 28, July 4, June 28,
                               1998     1997    1998    1997     1998    1997     1998     1997    1998    1997     1998    1997


Basic EPS
 Income (loss) available
  to common shareholders     $(58,752)  $8,597  43,729  34,929  $(1.34)  $0.25  $(54,730)  $9,305  43,457  34,678  $(1.26)  $0.27

Effect of Dilutive Securities
 Stock options                                       -   1,935                                          -   2,013
 Employee stock purchase plan
  and debentures                                     -     689                                          -     423

Diluted EPS
 Income (loss) available to
  common shareholders
  + assumed conversions      $(58,752)  $8,597  43,729  37,553  $(1.34)  $0.23  $(54,730)  $9,305  43,457  37,114  $(1.26)  $0.25



Significant Customers

The Company operates primarily in one business segment, which includes the design, manufacture and marketing of high-performance computer systems and operating environment software. Project-oriented offerings include consulting and professional services to help customers solve complex information technology problems. Approximately 18% and 25% of the Company's revenue was from one customer for the quarters ended July 4, 1998 and June 28, 1997, respectively.

Geographic Segment Information

Export and foreign revenue was $85.3 million (46% of total revenue) for the three months ended July 4, 1998 and $185.7 million (50% of total revenue) for the first six months of 1998. Export and foreign revenue was $97.9 million and $177.6 million (47% and 48% of total revenue, respectively) for the corresponding periods in 1997. The Company's United States operations generated operating losses of $13.5 million for the three months ended July 4, 1998 and $10.7 million for the first six months of 1998. Foreign operations generated net operating losses of $9.5 million and $6.2 million for the same periods, respectively. The results of comparable periods in 1997 were operating income of $20.4 million and $21.7 million for the United States operations and net operating losses of $6.6 million and $6.9 million for foreign operations.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

                          Three Months Ended         Six Months Ended
(dollars in thousands)    July 4,    June 28,       July 4,    June 28,
                           1998        1997          1998        1997

   Total Revenue        $ 185,677   $ 210,653     $ 368,745   $ 368,027

     Product            $ 120,301   $ 154,422     $ 238,746   $ 259,989
     Service               65,376      56,231       129,999     108,038

     US                 $ 100,363   $ 112,727     $ 183,060   $ 190,393
     International         85,314      97,926       185,685     177,634

   Net Income (loss)    $ (58,752)  $   8,597     $ (54,730)  $   9,305


OVERVIEW

     Total revenue was $185.7 million and $368.7 million for the second quarter and first six months of 1998, respectively. Total revenue for the same periods in 1997 was $210.7 million and $368.0 million. The Company recorded a net loss in the second quarter and first six months of 1998 of $58.8 million and $54.7 million, respectively, which included a pretax restructuring charge in the second quarter of $62.9 million. Without the restructuring charge, the Company would have reported an after-tax net loss of $15.3 million and $11.3 million for the same periods in 1998. For the same periods in 1997, the Company recorded net income of $8.6 million and $9.3 million. Primary objectives for management's decision to restructure its operations during the second quarter of 1998 include an increased focus on vertical markets and relationships with key partners, as well as aligning resources to strengthen the Company's product technology and roadmap. In addition to the second quarter restructuring charge, the Company's reported net loss was also the result of a significant decrease in product revenue as compared to the same quarter in 1997. The Company's total revenue decreased approximately 12% in the second quarter of 1998 over the same quarter in 1997, including a decrease in product revenue of 22%. Comparing the first six months of 1998 to the same period in 1997, total revenue remained relatively flat, with decreases in product revenues being fully offset by service revenue increases.


REVENUE

     A significant decrease in product revenue caused the decrease in total revenue during the second quarter of 1998 compared to the same period in 1997. Sales in the Company's European and Asia Pacific operations were down significantly in the second quarter of 1998, combined with a substantial reduction in sales to the Company's largest domestic customer as compared to the second quarter of 1997. These decreases were partially offset by increases in service revenue, particularly from the Company's professional services organization. Revenue increases in professional services were approximately 27% and 31% in the second quarter and the first half of 1998 over the same periods in 1997. A significant increase in the number and size of new projects during 1998, with both new and existing customers, was the primary factor in the significant growth within this segment of the Company's business.


      The following table sets forth certain operating data as a percentage of total revenue:


                                           Three Months Ended       Six Months Ended
                                           July 4,    June 28,     July 4,    June 28,
                                             1998       1997         1998       1997

Revenue:
  End-user products                          64.8%     73.3%         63.2%      69.5%
  OEM products                                  -         -           1.5        1.1
  Service                                    35.2      26.7          35.3       29.4
    Total revenue                           100.0     100.0         100.0      100.0
Cost of products and service                 70.4      57.3          65.3       57.1
Gross profit                                 29.6      42.7          34.7       42.9
Operating expenses:
  Research and development                   10.6       7.8          10.0        8.7
  Selling, general and administrative        31.4      28.3          29.2       29.8
  Restructuring charges                      33.9         -          17.1          -
    Total operating expenses                 75.9      36.1          56.3       38.5
Operating income (loss)                     (46.3)      6.6         (21.6)       4.4
Interest income (expense), net                0.7      (0.4)          0.5       (0.5)
Other (expense), net                         (0.2)     (0.2)         (0.4)      (0.2)
Income (loss) before (provision for)
  benefit from income taxes                 (45.8)      6.0         (21.5)       3.7
(Provision for) benefit from income taxes    14.2      (1.9)          6.7       (1.2)
Net income (loss)                           (31.6)%     4.1%        (14.8)%      2.5%


COST OF SALES/GROSS MARGINS

                                     Three Months Ended   Six Months Ended
                                      July 4,  June 28,   July 4,  June 28,
                                       1998      1997      1998      1997

Cost of product sold as a percentage
  of product revenue                   68.6%     50.9%     60.9%     49.6%

Cost of service as a percentage
  of service revenue                   73.7%     75.0%     73.5%     75.0%

Total cost of sales as a percentage
  of total revenue                     70.4%     57.3%     65.3%     57.1%


     The factors influencing gross margins in a given period generally include unit volumes (which affect economies of scale), product configuration mix, changes in component and manufacturing costs, product pricing and the mix between product and service revenue.

     Total cost of sales as a percentage of total revenue increased significantly in the second quarter and first six months of 1998 over the same periods in 1997. In the second quarter of 1998, product cost of sales reflects increased sales of third-party products which yield substantially lower margins than Sequent products. Product cost of sales was also higher in the second quarter and first six months of 1998 due to certain non-recurring charges for inventory obsolescence provisions taken during the second quarter. Finally, product gross margins on Sequent products were lower during the second quarter of 1998 due to competitive pricing pressures and in anticipation of the introduction of Sequent's new product family in the third and fourth quarters of 1998. The Company's total gross margins were positively impacted by service margins, particularly from the professional service organization, which increased during the second quarter and first six months of 1998 over the same periods in 1997. The Company's total product gross margins were approximately 31% and 39% in the second quarter and first six months of 1998, respectively, and service gross margins were approximately 26% and 27%, respectively, during the same periods in 1998.


RESEARCH AND DEVELOPMENT

                                     Three Months Ended   Six Months Ended
(dollars in millions)                July 4,   June 28,  July 4,   June 28,
                                       1998      1997      1998      1997

Research and development expense      $19.7     $16.5     $36.8     $31.9
As a percentage of total revenue       10.6%      7.8%     10.0%      8.7%

Software costs capitalized            $ 8.0     $ 8.5     $17.7     $16.9


     Research and development expense continued to increase in amount, by approximately 19% and 15% in the second quarter and first six months of 1998, respectively, compared to the same periods in 1997, as the Company continues to make enhancements to its NUMA-Q architecture as well as development activities on its new product family expected to be introduced late in 1998. During the second quarter of 1998, increases to capitalized software costs related to continued investments in new software technology were offset by $2.5 million of write-offs associated with the second quarter restructuring.


SELLING, GENERAL AND ADMINISTRATIVE

                                       Three Months Ended    Six Months Ended
(dollars in millions)                  July 4,   June 28,   July 4,    June 28,
                                         1998      1997       1998       1997

Selling, general and administrative     $58.2     $59.6     $107.9     $109.8
As a percentage of total revenue         31.4%     28.3%      29.2%      29.8%


     Comparing the second quarter and first six months of 1998 to the same periods in 1997, selling, general and administrative expenses decreased slightly in amount. Factors contributing to the decrease included the effects of cost control measures implemented by the Company during 1998 as well as a decline in commissions associated with lower sales volume in the second quarter of 1998. As a percentage of revenue, however, these expenses increased slightly during the second quarter of 1998 mainly as a result of the significant decrease in revenues.


RESTRUCTURING CHARGES

     During the second quarter of 1998, the Company recorded restructuring charges of $62.9 million in connection with management's decision to accelerate changes in its business model to leverage the strength of its technology roadmap and market position. As part of the restructuring process, which was substantially completed during the second quarter of 1998, the Company has reorganized its operations to focus on vertical markets where the Company has demonstrated success with continuing business and can focus on solid relationships with key partners. In addition, the Company plans to broaden its product offerings, including an emphasis on its Intel-based architecture, as well as developing a new product family expected to be introduced by the end of the year. The restructuring charges of $62.9 million included employee termination and other related costs ($7.2 million); facilities and office space costs ($13.7 million); write-offs of non-strategic assets, principally prepaid software licenses ($27.2 million), capital assets ($7.9 million), capitalized software ($2.5 million), goodwill ($2.5 million), and other assets, principally prepaid expenses ($1.9 million).

     The employee termination costs resulted from the elimination of 265 positions worldwide. The employee groups covered by such elimination encompass all functions within the Company. All termination costs pertaining to the eliminated positions are included as restructuring costs in the accompanying Statements of Operations. Approximately 39% of the employee termination costs accrued during the second quarter of 1998 were paid prior to the end of the quarter.

     Excluding employee termination costs from the total restructuring charges, there are no material incremental future cash outlays resulting from the restructuring. It is anticipated that the restructuring actions taken in the second quarter will yield annual operating cost reductions of $40 million, beginning in the third and fourth quarters of 1998.

     The following table presents a summary of the restructuring charges taken in the second quarter of 1998 Statements of Operations, with the ending balance sheet balances as of July 4, 1998. The balance of accrued restructuring of $20.3 million is included in accounts payable and other in the accompanying balance sheet.



                                 Restructuring                 Write-offs/     Balance at
(dollars in millions)                Costs      Expenditures   Adjustments    July 4, 1998


Employee termination and related    $  7.2        $ (2.5)        $ (0.3)         $  4.4
Prepaid software licenses             27.2             -          (24.9)            2.3
Facilities                            13.7          (0.1)             -            13.6
Capital assets                         7.9             -           (7.9)              -
Capitalized software                   2.5             -           (2.5)              -
Goodwill                               2.5             -           (2.5)              -
Other assets                           1.9             -           (1.9)              -
                                    $ 62.9        $ (2.6)        $(40.0)         $ 20.3


INTEREST AND OTHER, NET

                        Three Months Ended       Six Months Ended
(dollars in millions)    July 4,   June 28,     July 4,    June 28,
                          1998       1997        1998        1997

Interest income           $2.6       $0.8        $4.5        $1.5

Interest expense          $1.3       $1.6        $2.7        $3.5

Other expense, net        $0.5       $0.4        $1.4        $0.6


     Interest income is primarily generated from invested cash and cash equivalents and restricted deposits held at foreign and domestic banks. The increase in interest income in the second quarter and first six months of 1998 is a result of investments of cash proceeds from the Company's stock offering in August 1997. Interest expense during the periods covered includes costs related to foreign currency hedging loans, interim short-term borrowings, convertible debentures and capital lease obligations. The decrease in interest expense in 1998 over 1997 is attributed to the decrease in the use of the Company's line of credit in 1998 resulting from use of proceeds received from the August 1997 stock offering and the conversion of the Company's
Convertible Subordinated Debentures to shares of common stock in August and September 1997.

     Other expense consists primarily of net realized and unrealized foreign exchange gains and losses.



INCOME TAXES

     The provision for income taxes includes benefits related to the Company's foreign sales corporation and the research and experimentation credit. The effective tax rate for the second quarter of 1998 was 31.0%, compared to an effective tax rate of 31.7% for the corresponding period in 1997 and an overall annual effective tax rate of 23.4% for 1997. The change in the effective tax rate for the second quarter of 1998, when compared to the annual effective tax rate for 1997, is due primarily to recording a tax benefit related to the net operating loss reported for the quarter.


LIQUIDITY AND CAPITAL RESOURCES

     Working capital was $349.0 million at July 4, 1998 compared to $399.9 million at January 3, 1998. The Company's current ratio increased to 2.6:1 from 2.5:1 since January 3, 1998.

Cash and cash equivalents increased $12 million during the first six months of 1998. The increase resulted primarily from the net loss of $54.7 million, which includes non-cash restructuring charges of $60.3 million, and depreciation and amortization of $44 million. Additional impacts included decreases in accounts receivable ($89 million), accounts payable and other
($30 million) and accrued payroll ($11 million), increases in prepaid royalties and other ($14 million), other assets ($18 million), and activity from investing ($16 million) and financing ($20 million).

     The Company has a $40 million receivable sales facility with a group of banks. At July 4, 1998, accounts receivable in the accompanying consolidated balance sheet is net of $40 million received by the Company under this agreement to sell its domestic accounts receivable. Additionally, the Company entered into a specific transaction to factor certain foreign receivables, without recourse, at an average rate of 8.75%. As of July 4, 1998, $3.5 million relating to this transaction was netted against accounts receivable in the accompanying consolidated balance sheet.

     The Company maintains an $80 million revolving line of credit agreement.
The line is unsecured and extends through April 3, 2001. The line contains certain financial covenants and prohibits the Company from paying dividends without the lenders' consent. At July 4, 1998, there was no outstanding balance under the line of credit.

     The Company maintains a short-term borrowing agreement with a foreign bank to cover foreign currency exposures. Maximum borrowings allowed under the foreign bank agreement were $81.5 million, of which $40.3 million was outstanding at July 4, 1998 (based on currency exchange rates on such date).

     The Company also maintains a miscellaneous borrowing arrangement with a foreign bank. At July 4, 1998 $0.8 million was outstanding under this agreement.

     Management expects that current funds from operations and the bank lines of credit will provide adequate resources to meet the Company's anticipated operational cash requirements for at least the next twelve months.


IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's software programs and microcircuitry that have date-sensitive features may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 Issue affects the Company's internal systems as well as any of the Company's products that include date-sensitive software. The Company is currently conducting a comprehensive review of its computer systems and software products to identify the systems that could be affected by the Year 2000 Issue and is in the process of implementing and conducting the required processes to become Year 2000 compliant.
Additionally, the Company is evaluating Year 2000 compliance on products from its suppliers and partners. Both internal and external resources are being employed to identify, correct or reprogram, and test the systems for Year 2000 compliance. The total cost of the project is currently estimated to be approximately $10 million and is being funded through operating cash flows.
The Company is expensing costs associated with identification and resulting changes to these systems, but does not expect the amounts to have a material effect on its financial position or results of operations. These costs are not incremental as the Company's IS development resources have been re-directed solely to the Year 2000 remediation effort in 1998. The amount expensed in the second quarter of 1998 related to this issue was approximately
$500,000. There can be no assurance, however, that the systems or products of other companies on which the Company's systems also rely will be timely converted or that any such failure to convert by a vendor, customer or another company would not have an adverse effect on the Company's systems.
Additionally, we cannot completely ensure that the Company's software products do not contain undetected problems associated with Year 2000 compliance. Such problems, should they occur, may result in adverse effects on future operating results.


FORWARD-LOOKING STATEMENTS

     Information in this report that is not historical information, including information regarding product development, anticipated savings resulting from the restructure and year 2000 issues, constitutes forward-looking statements that involve a number of risks and uncertainties. A number of factors could cause actual results to differ materially from the forward-looking statements.
New product development may be delayed or unsuccessful due to technical difficulties encountered, resource constraints and other reasons. Factors that affect year 2000 issues are set forth above. Additional information regarding factors that may affect the Company's future results is set forth at the end of Item 1 in the Company's Annual Report on Form 10-K for the year ended January 3, 1998. The Company's forward-looking statements apply only as of the date made. The Company undertakes no obligation to publicly release the results of any revisions to forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the meeting of the shareholders of the Company held on May 20, 1998, the shareholders voted on and approved the following items:




                                              Affirmative    Negative         Votes      Broker
                                               Votes Cast   Votes Cast     Abstaining   Non-Votes


        An amendment to the Company's
          Employee Stock Purchase Plan         33,982,462    4,326,270        216,455    488,498
        Election of Directors:
          Karl C. Powell Jr.                   37,451,269                   1,562,416
          Steve S. Chen                        37,505,438                   1,508,247
          Frank C. Gill                        37,518,272                   1,495,413
          John McAdam                          37,523,897                   1,489,788
          Michael S. Scott Morton              37,512,336                   1,501,349
          Robert W. Wilmot                     37,515,330                   1,498,355
        Approval of Price Waterhouse
          as Certified Public Accountants of
          the Company for next fiscal year     38,789,541       79,450    144,694


Item 5.  OTHER MATTERS

  In accordance with amendments to Rule 14a-4 under the Securities Exchange Act of 1934, if notice of a shareholder proposal to be raised at the 1999 annual meeting of shareholders is received at the principal executive offices of the Company after February 24, 1999, proxy voting on that proposal, when and if raised at the 1999 annual meeting, will be subject to the discretionary voting authority of the designated proxy holders. Any shareholder proposals to be considered for inclusion in proxy material for the Company's 1999 annual meeting must be received at the principal executive offices of the Company not later than December 11, 1998.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 27 - Financial Data Schedule

     (b) No reports on Form 8-K were filed by the Company during the fiscal quarter Ended July 4, 1998.




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


                               Date:    August 14, 1998