Form 10-Q
period 1998-10-03
SEQUENT COMPUTER SYSTEMS INC /OR/
filed 1998-11-17
CIK 811716

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 3, 1998 or
( ) Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from __________ to
    __________.

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


43,772,277 common shares were issued and outstanding as of November 12, 1998.



                     SEQUENT COMPUTER SYSTEMS, INC.

                     PART I. FINANCIAL INFORMATION



                                                                      Page No.
Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets - October 3, 1998
         and January 3, 1998                                              3

         Consolidated Statements of Operations - Three months
         and nine months ended October 3, 1998 and October 4, 1997        4

         Consolidated Statements of Shareholders' Equity -
         January 3, 1998 through October 3, 1998                          5

         Consolidated Statements of Cash Flows - Nine months ended
         October 3, 1998 and October 4, 1997                              6

         Notes to Consolidated Financial Statements                       7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             12


                      PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                19




Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)



                                            October 3, 1998    January 3, 1998
                                              (unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                     $ 157,606         $ 133,299
  Restricted deposits                              27,275            68,791
  Receivables, net                                226,481           328,884
  Inventories                                      95,119           112,228
  Prepaid royalties and other                      25,509            28,147
    Total current assets                          531,990           671,349

Property and equipment, net                       139,469           134,728
Capitalized software costs, net                    70,893            66,244
Other assets, net                                  31,883            14,356
    Total assets                                $ 774,235         $ 886,677

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                 $  28,755         $  69,893
  Accounts payable and other                      106,183           128,157
  Accrued payroll                                  14,463            22,843
  Unearned revenue                                 43,396            40,946
  Income taxes payable                              5,840             3,134
  Current obligations under capital leases          2,265             2,310
    Total current liabilities                     200,902           267,283

Other accrued expenses                              8,736             8,700
Long-term obligations under capital leases          8,075             9,910
    Total liabilities                             217,713           285,893

Shareholders' equity:
  Common stock, $.01 par value, 100,000
  shares authorized, 43,770 and 42,962 shares
  outstanding                                         438               430
  Paid-in capital                                 517,014           508,858
  Retained earnings                                44,710            99,402
  Foreign currency translation adjustment          (5,640)           (7,906)
    Total shareholders' equity                    556,522           600,784
    Total liabilities and shareholders' equity  $ 774,235         $ 886,677


See notes to consolidated financial statements.




SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited
(in thousands, except per share amounts)


                                             Three Months Ended                  Nine Months Ended
                                      October 3, 1998  October 4, 1997  October 3, 1998  October 4, 1997


Revenue:
  Product                                 $ 130,491       $ 147,000       $ 369,237        $ 406,989
  Service                                    70,907          60,320         200,906          168,358
    Total revenue                           201,398         207,320         570,143          575,347

Costs and expenses:
  Cost of products sold                      82,503          76,326         227,950          205,371
  Cost of service revenue                    51,013          43,968         146,508          124,965
  Research and development                   19,382          16,516          56,138           48,434
  Selling, general and administrative        50,616          57,051         158,473          166,884
  Restructuring charges (credits)            (1,350)             --          61,548               --
    Total costs and expenses                202,164         193,861         650,617          545,654

Operating income (loss)                        (766)         13,459         (80,474)          29,693

Interest, net                                 1,620             413           3,503           (1,624)
Other, net                                     (799)           (962)         (2,227)          (1,535)

Income (loss) before provision for
  (benefit from) income taxes                    55          12,910         (79,198)          26,534
Provision for (benefit from)
  income taxes                                   17           2,612         (24,506)           6,931
Net income (loss)                         $      38       $  10,298       $ (54,692)       $  19,603

Net income (loss) per share - basic       $    0.00       $    0.26       $   (1.26)       $    0.54

Net income (loss) per share - diluted     $    0.00       $    0.24       $   (1.26)       $    0.50
Shares used in the calculation of net
  income (loss) per share - basic            43,607          39,436          43,507           36,264

Shares used in the calculation of net
  income (loss) per share - diluted          43,753          43,357          43,507           39,195




See notes to consolidated financial statements.




SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

                                                                                   Foreign
                                                                                   currency
                                        Common Stock      Paid-in     Retained    translation
                                       Shares   Amount    capital     earnings    adjustment     Total


Balance, January 3, 1998               42,962    $430     $508,858    $ 99,402     $(7,906)    $600,784

Common shares issued                      654       6        8,626           -           -        8,632
Tax benefit of option exercises             -       -          256           -           -          256
Net income                                  -       -            -       4,022           -        4,022
Foreign currency translation
  adjustment                                -       -            -           -       1,252        1,252
Balance, April 4, 1998 (unaudited)     43,616     436      517,740     103,424      (6,654)     614,946

Common shares issued                      424       4        6,343           -           -        6,347
Common shares repurchased                (400)     (4)      (4,941)          -           -       (4,945)
Tax benefit of option exercises             -       -           76           -           -           76
Net loss                                    -       -            -     (58,752)          -      (58,752)
Foreign currency translation
  adjustment                                -       -            -           -        (667)        (667)
Balance, July 4, 1998 (unaudited)      43,640     436      519,218      44,672      (7,321)     557,005

Common shares issued                      601       6        2,763           -           -        2,769
Common shares repurchased                (471)     (4)      (5,004)          -           -       (5,008)
Tax benefit of option exercises             -       -           37           -           -           37
Net income                                  -       -            -          38           -           38
Foreign currency translation
  adjustment                                -       -            -           -       1,681        1,681
Balance, October 3, 1998 (unaudited)   43,770    $438     $517,014     $44,710     $(5,640)    $556,522


See notes to consolidated financial statements.



SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
(in thousands)


                                                                   Nine Months Ended
                                                          October 3, 1998     October 4, 1997


Cash flow from operating activities:
  Net income (loss)                                          $ (54,692)          $  19,603
  Reconciliation of net income (loss)
   to cash and cash equivalents provided
   by operating activities -
    Depreciation and amortization                               65,639              61,413
    Restructuring charges not affecting cash                    57,058                  --
    Deferred income taxes                                      (24,200)             (4,536)
    Changes in assets and liabilities -
      Receivables, net                                         102,403             (65,996)
      Inventories                                               17,109             (32,544)
      Prepaid royalties and other                              (12,553)             (1,246)
      Accounts payable and other                               (25,888)             38,913
      Accrued payroll                                           (8,889)             (9,263)
      Unearned revenue                                           2,450               8,361
      Income taxes payable                                       2,706              (1,325)
      Other, net                                               (20,690)              2,444
        Net cash provided by operating activities              100,453              15,824

Cash flow from investing activities:
     Restricted deposits                                        41,516              (7,652)
     Purchases of property and equipment, net                  (53,855)            (50,108)
     Capitalized software costs                                (29,959)            (25,351)
     Intangibles and other assets                                   --              (3,565)
        Net cash used for investing activities                 (42,298)            (86,676)

Cash flow from financing activities:
  Notes payable, net                                           (41,138)             (6,429)
  Payments under capital lease obligations                      (1,883)             (1,914)
  Stock issuance proceeds                                       18,117             176,121
  Stock repurchases                                             (9,953)                 --
         Net cash provided by (used for) financing activities  (34,857)            167,778

Effect of exchange rate changes on cash                          1,009              (1,436)

Net increase in cash and cash equivalents                       24,307              95,490
Cash and cash equivalents at beginning of period               133,299              37,979

Cash and cash equivalents at end of period                   $ 157,606           $ 133,469

Supplemental schedule of noncash investing and financing
  activities:  Conversion of Subordinated Debentures to
  Equity, net                                                                    $   8,947



See notes to consolidated financial statements.




            SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           October 3, 1998

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

Reclassifications

Certain reclassifications have been made to amounts as previously reported in prior periods. These reclassifications had no impact on previously reported results of operations or shareholders' equity.

Recently Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (FAS 131). The objective of the standard is to provide information about the different types of business activities in which an enterprise engages and the different economic environments in which it operates. The Company adopted the standard effective January 4, 1998. FAS 131 does not need to be applied to interim periods in the initial year of application; however, comparative information for interim periods in the initial year of application will be reported in the financial statements for interim periods in fiscal 1999. This Statement has no impact on reported earnings and management expects that it will not have a material effect on the Company's consolidated financial position or results of operations.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. This statement is effective for fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). The Company is currently assessing the impact that the adoption of FAS 133 will have on its consolidated financial statements.

Accounts Receivable

At October 3, 1998, accounts receivable in the accompanying consolidated balance sheet is net of $29.5 million received by the Company under its agreement to sell its domestic accounts receivable.

Inventories

Inventories consist of the following:
(in thousands)
                                  October 3,      January 3,
                                     1998            1998

Raw materials                     $  14,699       $  16,375
Work-in-progress                      1,404           3,155
Finished goods                       79,016          92,698
                                  $  95,119       $ 112,228

Property and Equipment

Property and equipment consist of the following:
(in thousands)
                                  October 3,      January 3,
                                     1998           1998

Land                              $   6,307       $   5,037
Operational equipment               228,507         209,372
Furniture and office equipment       85,818          89,569
Leasehold improvements               27,440          22,889
                                    348,072         326,867
Less accumulated depreciation      (208,603)       (192,139)
                                  $ 139,469       $ 134,728

Research and Development

Amortization of capitalized software costs, generally based on a three-year life, was $22.8 million and $20.1 million for the nine months ended October 3, 1998 and October 4, 1997, respectively.

Notes Payable

The Company has an unsecured line of credit agreement with a group of banks which provides short-term borrowings of up to $80 million. The line of credit agreement extends through April 3, 2001. There were no borrowings outstanding under the line of credit at October 3, 1998 or January 3, 1998.

The Company has a short-term borrowing agreement with a foreign bank as a hedge to cover certain foreign currency exposures. Borrowings under the agreement are denominated in various foreign currencies. Proceeds from the borrowings are converted into U.S. dollars and placed in a term deposit account with the foreign bank. At October 3, 1998, maximum borrowings allowed under the agreement were approximately $90.1 million. The maximum borrowing limit is denominated in specified foreign currencies and fluctuates with the change in foreign exchange rates. Amounts outstanding were $27.3 million and $68.8 million at October 3, 1998 and January 3, 1998, respectively.

In addition to the above borrowing agreements, the Company has entered into certain other miscellaneous borrowing arrangements with a foreign bank. At October 3, 1998 and January 3, 1998, $1.5 million and $1.1 million were outstanding, respectively.

Common Stock

During the second quarter of 1998, the Company announced a plan to repurchase up to 4,000,000 shares of its outstanding common stock. As of October 3, 1998, the Company has repurchased 871,000 shares at an average price of $11.43 per share. Subsequent to October 3, 1998, 125,000 shares have been repurchased at an average price of $10.13.

In the third quarter of 1997, the Company completed a public offering of its common stock. Section 7(e) of the Underwriting Agreement requires that the Company's Form 10-Q for the third quarter of 1998 include an earnings statement for the twelve months ended October 3, 1998. The following Statement of Operations is pursuant to that agreement:


CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited
(in thousands, except per share amounts)

                                                 Twelve Months Ended
                                                   October 3, 1998
Revenue:
  Product                                             $ 562,744
  Service                                               265,938
    Total revenue                                       828,682

Costs and expenses:
  Cost of products sold                                 331,596
  Cost of service revenue                               193,137
  Research and development                               73,118
  Selling, general and administrative                   225,626
  Restructuring charges                                  61,548
    Total costs and expenses                            885,025

Operating loss                                          (56,343)

Interest, net                                             4,136
Other, net                                               (3,013)

Loss before benefit from income taxes                   (55,220)
Benefit from income taxes                                19,612
Net loss                                              $ (35,608)

Net loss per share - basic                            $   (0.82)

Net loss per share - diluted                          $   (0.82)

Shares used in the calculation of net
  loss per share - basic                                 43,331

Shares used in the calculation of net
  loss per share - diluted                               43,331


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


Comprehensive Income


                                             Three Months Ended        Nine Months Ended
                                            October 3,  October 4,   October 3,  October 4,
(in thousands)                                 1998        1997         1998        1997


Net income (loss)                            $    38     $10,298     $(54,692)    $19,603

Other comprehensive income (loss):
  Foreign currency translation adjustment      1,681      (1,126)       2,266      (3,927)

Total comprehensive income (loss)            $ 1,719     $ 9,172     $(52,426)    $15,676



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


Earnings Per Share

(in thousands, except per share amounts)


                                Income/(Loss)           Shares            Per-Share
                                 (Numerator)         (Denominator)          Amount

                              Three Months Ended  Three Months Ended  Three Months Ended

                               Oct. 3,   Oct. 4,   Oct. 3,   Oct. 4,   Oct. 3,   Oct. 4,
                                1998      1997      1998      1997      1998      1997


Basic EPS
  Income (loss) available to
   common shareholders         $    38  $ 10,298   43,607    39,436    $  0.00   $  0.26

Effect of Dilutive Securities
  Stock options                                        30     3,709
  Employee stock purchase plan
   and debentures                                     116       212

Diluted EPS
  Income (loss) available to
   common shareholders
   + assumed conversions      $     38  $ 10,298   43,753    43,357    $  0.00   $  0.24





                                 Income/(Loss)         Shares              Per-Share
                                  (Numerator)       (Denominator)           Amount

                               Nine Months Ended   Nine Months Ended   Nine Months Ended

                               Oct. 3,   Oct. 4,   Oct. 3,   Oct. 4,   Oct. 3,   Oct. 4,
                                1998      1997      1998      1997      1998      1997


Basic EPS
  Income (loss) available to
   common shareholders         $(54,692) $19,603    43,507    36,264   $(1.26)     $0.54

Effect of Dilutive Securities
  Stock options                                         --     2,578
  Employee stock purchase plan
   and debentures                                       --       353

Diluted EPS
  Income (loss) available to
   common shareholders
   + assumed conversions       $(54,692) $19,603    43,507    39,195   $(1.26)     $0.50


Significant Customers

The core business operations of the Company include the design, manufacture and marketing of high-performance computer systems and operating environment software. Project-oriented offerings include consulting and professional services to help customers solve complex information technology problems. The Company had no single customer that represented greater than 10% of total revenue for the third quarter of 1998. Approximately 13% of the Company's revenue in the third quarter of 1997 was from one customer.

Geographic Segment Information

Export and foreign revenue was $104.4 million (52% of total revenue) for the three months ended October 3, 1998 and $290.1 million (51% of total revenue) for the first nine months of 1998. Export and foreign revenue was $89.7 million and $267.3 million (43% and 46% of total revenue, respectively) for the corresponding periods in 1997. The Company's United States operations generated operating losses of $15 million for the three months ended October 3, 1998 and $25.6 million for the first nine months of 1998. Foreign operations generated net operating profit of $12.9 million and $6.7 million for the same periods, respectively. The results of comparable periods in 1997 were operating income of $21.1 million and $50 million for the United States operations and net operating losses of $7.7 million and $20.3 million for foreign operations.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

                             Three Months Ended           Nine Months Ended
(dollars in thousands)    October 3,     October 4,    October 3,    October 4,
                             1998           1997          1998          1997

  Total Revenue           $ 201,398      $ 207,320     $ 570,143     $ 575,347

    Product               $ 130,491      $ 147,000     $ 369,237     $ 406,989
    Service                  70,907         60,320       200,906       168,358

    US                    $  96,948      $ 117,580     $ 280,007     $ 307,973
    International           104,450         89,740       290,136       267,374

    Net Income (loss)     $      38      $  10,298     $ (54,692)    $  19,603


OVERVIEW

     The Company's total revenue declined slightly in the third quarter and first nine months of 1998 compared to the same periods in 1997. During the third quarter and first nine months of 1998, the Company recorded approximately breakeven results and a net loss of $54.7 million, respectively. Included in the $54.7 million loss is a pretax net restructuring charge of $61.5 million ($62.9 million was recorded in the second quarter of 1998 and a subsequent credit of $1.3 million was recorded in the third quarter of 1998). Without the net restructuring charge, the Company would have recorded an after-tax net loss of $12.2 million for the first nine months of 1998. The Company's product revenue decreased in the third quarter and first nine months of 1998 over the same periods in 1997. The main factor contributing to the decrease in product revenue was a significant reduction in revenue from the Company's largest domestic customer during the third quarter of 1998. Offsetting the reduction in product revenue were increases in service revenue, including the positive impact of solid growth in the Company's professional service organization.


REVENUE

     During the third quarter of 1998, the Company experienced a significant decrease in product revenue from its largest domestic customer. This decline contributed to the Company's decrease in total product revenue of 11% and 9% in the third quarter and first nine months of 1998, respectively, over the same periods in 1997. The Company's product revenue in 1998 was also negatively impacted by the transition from its Pentium Pro-based NUMA-Q products to its new Pentium II Xeon-based NUMA product line. The Company began shipment of its new product line late in the third quarter of 1998. Decreases in product revenue were partially offset by increases in service revenue, particularly from the Company's professional service organization. Revenue increases in professional services were approximately 37% and 33% in the third quarter and first nine months of 1998 over the same periods in 1997. Continued growth in the number and size of new projects, with both new and existing customers, contributed to the overall increase in revenue within the Company's professional services organization.


   The following table sets forth certain operating data as a percentage of total revenue:


                                          Three Months Ended        Nine Months Ended
                                         October 3,  October 4,   October 3,  October 4,
                                            1998        1997         1998        1997

Revenue:
  End-user products                         64.8%       70.6%        64.7%       69.9%
  OEM products                                 -         0.3          0.1         0.8
  Service                                   35.2        29.1         35.2        29.3
    Total revenue                          100.0       100.0        100.0       100.0
Cost of products and service                66.3        58.0         65.7        57.4
Gross profit                                33.7        42.0         34.3        42.6
Operating expenses:
  Research and development                   9.6         8.0          9.8         8.4
  Selling, general and administrative       25.1        27.5         27.8        29.0
  Restructuring charges (credits)           (0.6)          -         10.8           -
    Total operating expenses                34.1        35.5         48.4        37.4
Operating income (loss)                     (0.4)        6.5        (14.1)        5.2
Interest income (expense), net               0.8         0.2          0.6        (0.3)
Other expense, net                          (0.4)       (0.5)        (0.4)       (0.3)
Income (loss) before provision for
  (benefit from) income taxes                0.0         6.2        (13.9)        4.6
Provision for (benefit from) income taxes    0.0         1.2         (4.3)        1.2
Net income (loss)                            0.0%        5.0%        (9.6)%       3.4%



COST OF SALES/GROSS MARGINS


                                      Three Months Ended       Nine Months Ended
                                    October 3,   October 4,  October 3,  October 4,
                                       1998         1997        1998        1997


Cost of product sold as a percentage
  of product revenue                  63.2%        51.9%       61.7%       50.5%

Cost of service as a percentage
  of service revenue                  71.9%        72.9%       72.9%       74.2%

Total cost of sales as a percentage
  of total revenue                    66.3%        58.0%       65.7%       57.4%


   The factors influencing gross margins in a given period generally include unit volumes (which affect economies of scale), product configuration mix, changes in component and manufacturing costs, product pricing and the mix between product and service revenue.

   Total cost of sales as a percentage of total revenue increased in the third quarter and first nine months of 1998 over the same periods in 1997. Product margins were lower in the third quarter and first nine months of 1998 due to competitive pricing pressures and the impact of the product transition at the end of the third quarter. The Company's Pentium Pro-based product line was nearing the end of its product life cycle, which resulted in heavier discounting of the products sold during the third quarter of 1998. The Company's new Xeon-based NUMA-Q products were announced to the marketplace near the end of the third quarter; however, formal introduction and shipment of the products did not begin until the fourth quarter of 1998. Additionally, product margins were also impacted by certain non-recurring charges for inventory obsolescence provisions made during the second quarter of 1998. The Company's total product gross margins were approximately 37% and 38% in the third quarter and first nine months of 1998, respectively, and service gross margins were approximately 28% and 27%, respectively, during the same periods in 1998. The Company's total gross margins were positively impacted by service margins, particularly from the professional service organization, which increased slightly during the third quarter and first nine months of 1998 over the same periods in 1997.


RESEARCH AND DEVELOPMENT

                                   Three Months Ended      Nine Months Ended
(dollars in millions)            October 3,  October 4,  October 3,  October 4,
                                    1998        1997        1998        1997

Research and development expense   $19.4       $16.5       $56.1       $48.4
As a percentage of total revenue     9.6%        8.0%        9.8%        8.4%

Software costs capitalized         $ 9.7       $ 8.6       $29.9       $25.4


   Research and development expense continued to increase in amount, by approximately 18% and 16% in the third quarter and first nine months of 1998, respectively, compared to the same periods in 1997, as the Company continued to make enhancements to its NUMA-Q architecture, specifically with the development of its new Xeon-based product line. During the third quarter of 1998, increases to capitalized software costs were related to continued investments in new software technology.


SELLING, GENERAL AND ADMINISTRATIVE

                                     Three Months Ended      Nine Months Ended
(dollars in millions)              October 3,  October 4,  October 3, October 4,
                                     1998        1997        1998       1997

Selling, general and administrative  $50.6       $57.1      $158.5     $166.9
As a percentage of total revenue      25.1%       27.5%       27.8%      29.0%


   Comparing the third quarter and first nine months of 1998 to the same periods in 1997, selling, general and administrative expenses decreased 11% and 5%, respectively. Factors contributing to the decrease included the effects of cost control measures implemented by the Company during 1998 and from cost savings achieved through the Company's restructure which took place in the second quarter of 1998. The overall decrease to the Company's selling, general and administrative expenses resulted primarily from reductions in payroll, employee training and travel expenses.


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

   The employee termination costs resulted from the elimination of 265 positions worldwide. The employee groups covered by such elimination encompass all functions within the Company. All termination costs pertaining to the eliminated positions are included as restructuring costs in the accompanying Statements of Operations. Approximately 39% of the employee termination costs accrued during the second quarter of 1998 were paid prior to the end of the quarter. During the third quarter of 1998, an additional 37% of employee termination costs were paid.

   Excluding employee termination costs from the total restructuring charges, there are no material incremental future cash outlays resulting from the restructuring. In addition, a change in the restructuring estimate during the third quarter resulted in a $1.3 million credit. It is anticipated that the restructuring actions taken in the second quarter will yield annualized operating cost reductions of approximately $40 million during 1998 and 1999.

   The following table presents a summary of the restructuring charges recorded in the second and third quarters of 1998 and the resulting net balance sheet amounts recorded as of October 3, 1998. The balance of accrued restructuring costs of $16.5 million at October 3, 1998 is included in Accounts Payable and Other in the accompanying balance sheet.



                                        Second                                     Third
                      Restructuring     Quarter     Write-offs/   Balance at      Quarter    Write-offs/    Balance at
(dollars in millions)     Costs       Expenditures  Adjustments  July 4, 1998  Expenditures  Adjustments  October 3, 1998


Employee termination
  and related            $  7.2         $ (2.5)       $  (0.3)      $  4.4        $ (2.5)      $ (0.2)        $  1.7
Prepaid software licenses  27.2              -          (24.9)         2.3             -         (0.6)           1.7
Facilities                 13.7           (0.1)             -         13.6          (0.7)         0.1           13.0
Capital assets              7.9              -           (7.9)           -             -          0.1            0.1
Capitalized software        2.5              -           (2.5)           -             -            -              -
Goodwill                    2.5              -           (2.5)           -             -            -              -
Other assets                1.9              -           (1.9)           -             -            -              -
                         $ 62.9         $ (2.6)       $ (40.0)      $ 20.3        $ (3.2)      $ (0.6)        $ 16.5


INTEREST AND OTHER, NET

                            Three Months Ended        Nine Months Ended
(dollars in millions)     October 3,  October 4,    October 3,  October 4,
                             1998        1997          1998        1997

Interest income             $ 2.3       $ 1.9         $ 6.9       $ 3.4

Interest expense            $ 0.7       $ 1.5         $ 3.4       $ 5.0

Other expense, net          $(0.8)      $(1.0)        $(2.2)      $(1.5)


   Interest income is primarily generated from invested cash and cash equivalents and restricted deposits held at foreign and domestic banks. The increase in interest income in the third quarter and first nine months of 1998 is a result of investments of cash proceeds from the Company's stock offering in August 1997. Interest expense includes costs related to foreign currency hedging loans, interim short-term borrowings, capital lease obligations and, in 1997, convertible debentures. The decrease in interest expense in 1998 over 1997 is attributed to the decrease in the use of the Company's line of credit in 1998 resulting from use of proceeds received from the August 1997 stock offering and the conversion of the Company's Convertible Subordinated Debentures to shares of common stock in August and September 1997.

   Other expense consists primarily of the discount from the sale of accounts receivable and the net realized and unrealized foreign exchange gains and losses.

INCOME TAXES

     The provision for income taxes includes benefits related to the Company's foreign sales corporation and the research and experimentation credit. The effective tax rate benefit for the third quarter of 1998 was 30.9%, compared to an effective tax rate of 20% for the corresponding period in 1997 and an overall annual effective tax rate of 23.4% for 1997. The change in the effective tax rate for the third quarter of 1998, when compared to the annual effective tax rate for 1997, is due primarily to the impact of recording a tax benefit related to the net operating loss reported for the second quarter.


LIQUIDITY AND CAPITAL RESOURCES

   Working capital was $331.1 million at October 3, 1998 compared to $404.1 million at January 3, 1998. The Company's current ratio increased to 2.65:1 from 2.51:1 at January 3, 1998.

   Cash and cash equivalents increased $24 million during the first nine months of 1998. The Company's cash and cash equivalents were primarily impacted by the $102 million decrease in accounts receivable. During the third quarter, the Company focused resources on collection efforts, substantially decreasing the number and size of outstanding accounts. Offsetting the impact of the decrease in accounts receivable were investing activities of $42 million and financing activities of $35 million.

   The Company has a $40 million receivable sales facility with a group of banks. At October 3, 1998, accounts receivable in the accompanying consolidated balance sheet is net of $29.5 million received by the Company under this agreement to sell its domestic accounts receivable. Additionally, the Company entered into a specific transaction to factor certain foreign receivables, without recourse, at an average rate of 8.75%. As of October 3, 1998, $3.5 million relating to this transaction was netted against accounts receivable in the accompanying consolidated balance sheet.

   The Company maintains an $80 million revolving line of credit agreement. The line is unsecured and extends through April 3, 2001. The line contains certain financial covenants and prohibits the Company from paying dividends without the lenders' consent. At October 3, 1998, there was no outstanding balance under the line of credit.

   The Company maintains a short-term borrowing agreement with a foreign bank to cover foreign currency exposures. Maximum borrowings allowed under the foreign bank agreement were $90.1 million, of which $27.3 million was outstanding at October 3, 1998 (based on currency exchange rates on such date).

   The Company also maintains a miscellaneous borrowing arrangement with a foreign bank. At October 3, 1998 $1.5 million was outstanding under this agreement.

   Management expects that its cash resources, funds from operations and the bank lines of credit will provide adequate resources to meet the Company's anticipated operational cash requirements for at least the next twelve months.


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

   Sequent is executing a company-wide Year 2000 Readiness Program
(Program) for the Company's products, on-going operations (operations), mission-critical information systems (IS), and key suppliers (suppliers). The Program's goal is to identify and conduct remediation of critical century date change issues by the end of 1998. Ongoing remediation, testing, and contingency planning are expected to continue throughout 1999. The Year 2000 Readiness Program is organized into six major phases: 1) exposure inventory,
2) risk assessment, 3) prioritization, 4) remediation (either by repair or replacement), 5) contingency planning, and 6) testing/verification. These stages have been largely completed for the Company's standard products and are in progress for ongoing operational issues as well as critical suppliers. The Program organization consists of a Steering Committee made up of Company executives, a Year 2000 taskforce representing each of the Company's major departments, and a Year 2000 Project Management Office. In addition, several Focus Teams have been set up to deal with cross-functional issues related to customers, partners, and suppliers. Operational program work is being done by each of the Company's departments with oversight by a Year 2000 Program Office. Operational program work includes the Company's critical business computer applications, data, and infrastructure. Mission-critical third party service and equipment suppliers are being contacted via written inquiry, as well as direct discussion, to understand and mitigate potential risks.

   The current status of the Company's Year 2000 Readiness Program is as follows:

     The Company's current line of hardware products, which are designed and manufactured to the Company's specifications, are Year 2000 ready if utilized with the appropriate version of the operating system software. The Company cannot ensure that its software products do not contain undetected problems associated with Year 2000 compliance. Such problems, should they occur, may result in material adverse effects on future operating results. The Company's Operations remediation phase is on schedule and approximately 70% complete. Critical exposures have been identified and are expected to be resolved by the first quarter of 1999. The Company's Supplier readiness program is managed through its Strategic Sourcing group. Approximately 75% of the Company's critical suppliers (and 65% of the remaining suppliers) have completed the remediation process. The Company's Information Systems group is remediating critical IS applications and infrastructure (worldwide). This process is approximately 75% complete. Non-IS application remediation has been outsourced. In both cases, the Program's goal is to identify and resolve critical century date change by the end of the first quarter of 1999. In addition, the Company has made available to its customers Year 2000 readiness information concerning its products, services and support.

   The total cost of the Program is currently estimated to be approximately $10 million and is being funded through operating cash flows. The Company is expensing costs associated with identification and resulting changes to these systems, but does not expect the amounts to have a material effect on its financial position or results of operations. These costs are not incremental as the Company's IS development resources have been re-directed solely to the Year 2000 remediation effort in 1998. As of October 3, 1998 the total amount expended on the Program was approximately $4 million, with the majority of the costs representing hardware and labor expenditures.

   The Company has determined worst case scenarios as either 1) Year 2000 related failures in internal business critical information system applications or 2) the development of service or product supply difficulties by business critical suppliers. These circumstances are not considered probable, but have been reviewed as part of the Company's due diligence efforts. In regards to Year 2000 failures in internal applications (scenario 1), business critical applications have been identified, assessed as to possible business impact of their failure and are being repaired, upgraded or replaced based on the severity of potential impact. For each of these applications, a business continuity contingency plan is expected to be in place by the end of the first half of 1999. In the case of service and product suppliers, an inventory has been completed and the business critical suppliers have been identified. A variety of risk reduction strategies have commenced, including but not limited to, developing possible alternative suppliers, acquiring safety stock and establishing enhanced testing programs and process audits. For the identified business critical suppliers, the Company expects to establish a contingency plan by mid 1999.

   There can be no assurance, however, that the systems or products of other companies on which the Company's systems also rely will be timely converted or that any such failure to convert by a vendor, customer or another company would not have an adverse effect on the Company's systems or results of operations.



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




Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibit 27 - Financial Data Schedule

    (b) No reports on Form 8-K were filed by the Company during the fiscal quarter Ended October 3, 1998.




                              SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SEQUENT COMPUTER SYSTEMS, INC.



                              ________________________________
                              /s/Robert S. Gregg
                              Sr. Vice President of Finance and Legal and
                              Chief Financial Officer


                              Date:    November 13, 1998