Form 10-K
period 1999-01-02
SEQUENT COMPUTER SYSTEMS INC /OR/
filed 1999-03-16
CIK 811716

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-K

            Annual Report Pursuant to Section 13 or 15(d) of
                the Securities and Exchange Act of 1934

[X] Annual report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the fiscal year ended January 2, 1999 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________.

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

       Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $.01 par value
                  Rights to purchase Preferred Stock
                          (Title of Class)

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

  Aggregate market value of Common Stock held by nonaffiliates of the Registrant at March 1, 1999, based on the closing price on such date on the NASDAQ National Market System: $408,419,373.

  Number of shares of Common Stock outstanding as of March 1, 1999:
43,608,297.

                 Documents Incorporated by Reference
                                                    Part of Form 10-K into
           Document                                   which incorporated
1998 Annual Report to Shareholders                      Parts II and IV
 Proxy Statement for 1999 Annual
    Meeting of Shareholders                                Part III



                         TABLE OF CONTENTS

Item of Form 10-K                                                      Page

PART I

  Item 1.    Business                                                    3

  Item 2.    Properties                                                 15

  Item 3.    Legal Proceedings                                          16

  Item 4.    Submission of Matters to a Vote of Security Holders        16

  Item 4(a). Executive Officers of the Registrant                       16

PART II

  Item 5.    Market for the Registrant's Common Equity and              17
             Related Stockholder Matters

  Item 6.    Selected Financial Data                                    17

  Item 7.    Management's Discussion and Analysis of Financial          17
             Condition and Results of Operations

  Item 7(a). Quantitative and Qualitative Disclosures of Market Risk    17

  Item 8.    Financial Statements and Supplementary Data                17

  Item 9.    Changes in and Disagreements with Accountants              17
             on Accounting and Financial Disclosure
PART III

  Item 10.   Directors and Executive Officers of the Registrant         18

  Item 11.   Executive Compensation                                     18

  Item 12.   Security Ownership of Certain Beneficial Owners and        18
             Management

  Item 13.   Certain Relationships and Related Transactions             18

PART IV

  Item 14.   Exhibits, Financial Statement Schedules and Reports        19
             on Form 8-K

SIGNATURES                                                              27



                                 PART I


Item 1. Business.

  Sequent Computer Systems, Inc. ("Sequent" or "the Company") is a leading provider of Intel Corporation ("Intel") -based high-end, scalable, data center systems and solutions for large organizations.

  Sequent pioneered the development of large-scale, Intel-based symmetric multiprocessing ("SMP") systems in the 1980s and early 1990s and, in 1996, was first to market with large, cache coherent non-uniform memory access ("CC-NUMA") systems built with Intel Pentium Pro processors. In October 1998, Sequent launched its second-generation NUMA-Q(TM) 2000 data center servers, incorporating Intel's Pentium II Xeon processors and designed to scale from 4 to 64 processors in a single system with a single instance of DYNIX/ptx?, Sequent's scalable UNIX operating system. In December 1998, the Company introduced a Xeon-based version of NUMACenter(TM), its mixed mode computing environment enabling rapid deployment, lower cost and central management of large-scale, mission critical Windows NT Server applications with a large, back-end UNIX database server. In January 1999, Sequent announced NUMA-Q 1000, a new line of midrange servers that scale from 4 to 8 Xeon Processors, run
UNIX or Windows NT, and deliver price/performance equivalent to midrange RISC-based (Reduced Instruction Set Computing) UNIX servers.

  Sequent's NUMA-Q 2000 products are used primarily as database servers for large commercial applications: custom on-line transaction processing ("OLTP"); packaged business (financial, manufacturing and human resources) solutions, also called enterprise resource planning ("ERP") solutions; and customer relationship management ("CRM"), a broad solution set that includes back office decision support systems ("DSS") and data warehouses supporting front-office marketing, sales and service applications. The Company's NUMACenter framework is designed to optimize mixed mode environments where application servers running Windows NT are supported by a large UNIX database server. The Company's NUMA-Q 1000 systems are designed, priced and marketed as development systems and application servers.

  Currently, the Company's products run Sequent's DYNIX/ptx UNIX operating systems and Microsoft Corporation's ("Microsoft") Windows NT.
In October 1998, International Business Machines Corporation ("IBM") announced "Project Monterey," a cooperative program with Sequent and Santa Cruz Operation ("SCO") to develop a standard version of IBM's AIX UNIX operating system for Intel's 64-bit (IA-64) processor architecture, code-named "Merced." Sequent plans to introduce Merced-based systems running Project Monterey UNIX shortly after Merced is generally available, which is expected to be in the second half of 2000. Meanwhile, the Company has announced plans to align its DYNIX/ptx operating system with SCO UnixWare and incorporate features of IBM's AIX UNIX operating system. Rebranded as UnixWare ptx Edition, this enhanced 32-bit operating system will support selected IBM software and provide a high-end path to IA-64 UNIX being developed by IBM under Project Monterey. The target date for general availability of UnixWare ptx Edition is expected to be the fourth quarter of 1999.

  Sequent sells its products and services worldwide through its direct sales force, through distributors and, increasingly, through arrangements with systems integrators ("SIs"). Sequent's direct sales efforts are focused on large organizations with the goal of establishing and maintaining long-term "major account" relationships. The Company's SI partners, such as Arthur Andersen Business Consultants ("AABC") and Electronic Data Systems Corporation ("EDS") generally have greater access than Sequent to the Company's target accounts and afford opportunities for the Company to gain access to those accounts by partnering with them to sell complete solutions. For several years, Sequent has partnered with South African SI PQA (formerly "Persetel") to sell Sequent products in South Africa. In January 1999, Sequent announced that it signed a strategic partnership agreement with Comparex Holdings Limited ("Comparex"), a wholly-owned subsidiary of PQA. The partnership agreement allows Comparex to take responsibility for Sequent's sales activities in Austria, Belgium, Germany, The Netherlands, Portugal, Spain and Switzerland. Sequent's operations in the United Kingdom and France, which represent the majority of its European business, are not included in the partnership agreement. Comparex will work with Sequent to market the Company's products and services in the regions included under the agreement.

  Since the early 1990s, Sequent has enhanced its competitive position by providing consulting and professional services to help large organizations identify complex IT problems and develop solutions that combine its products with those of its hardware, software and solutions partners. The Company's high-end professional services capability has enabled Sequent to shift the focus of its business from selling systems to offering solutions that combine systems and services. Sequent's solution-oriented expertise is geared to offerings in three basic categories: custom OLTP; ERP solutions; and large DSS/data warehousing applications. Over the past five years, the knowledge and expertise of Sequent's professional services organization have become key differentiators for the Company, enabling Sequent to participate in a growing number of projects where the sale of large systems follows or accompanies the sale of significant professional services contracts.

  For existing customers, Sequent provides a broad array of 24-hour data center services designed to ensure the smooth operation and high availability of their solutions. These include system support services, environmental services, management support services and business protection services.

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

Market Overview

  The proliferation of new technology, data and information is rapidly changing the face of business. Within the past few years, standard ERP applications from software vendors such as Baan Company ("Baan"), Oracle Corporation ("Oracle"), PeopleSoft, Inc. ("PeopleSoft") and SAP have transformed the data center, replacing custom OLTP applications and enabling large organizations to capture large volumes of data about their businesses. With the rapid expansion of the World-Wide Web, growing numbers of organizations have established electronic links with customers, partners and suppliers, giving them access to vast amounts of new data. These changes have driven demand for sophisticated DSS and data warehousing applications that allow organizations to analyze that data and convert it into information that will give them a competitive advantage. As a result, DSS/data warehousing has become one of the fastest growing segments of the high-end, open systems computing market.

  With the knowledge made possible by the ability to access and analyze all aspects of their business, organizations have increasingly shifted their focus from what they produce to what customers buy. In today's commodity-based markets, companies are discovering that what a customer does or does not buy often has less to do with the products or services themselves than with the relationship they have established--or failed to establish--with the customer. Growing awareness of this fact has given rise to a new business strategy called CRM. The goal of CRM is to assemble all of an organization's information about its customers and leverage that knowledge base during each customer interaction to keep them as customers and, whenever possible, sell them new products or services.

  The overall growth of data center solutions (OLTP, ERP, DSS/DW and CRM) is driving demand for servers, including application servers that run the application software and database servers that manage the huge amounts of data used by the application.

Business Strategy

  Sequent's goal is to become the leading provider of Intel-based UNIX and Windows NT solutions for the data center. The Company's business strategy is designed to leverage its own resources (leading edge technology and data center knowledge and expertise) and those of its business and technology partners to achieve that goal.

  Since 1983, Sequent has pioneered the development of scalable computer architectures for large database applications. With its NUMA architecture, the Company continues to lead the industry in this area.

  Since 1987, Sequent has been the leading provider of large-scale Intel-based systems and has worked closely with Intel to ensure that its own product roadmap is aligned with Intel's. As the volume leader in microprocessors, Intel is the preferred architecture for application development, and Intel's share of the server market is projected to grow significantly over the next several years. The Company currently enjoys a close working relationship with Intel and expects that relationship to continue.

  Sequent's DYNIX/ptx operating system has long been recognized as one of the industry's most scalable UNIX operating systems. In the server marketplace, however, volume attracts application software suppliers and the Company's focus on low-volume, high-complexity projects has limited the number of applications ported to DYNIX/ptx to date. To address this issue, Sequent designed its NUMA architecture to run both DYNIX/ptx and Microsoft Windows NT, giving Sequent customers access to the broad range of applications being developed for Microsoft's enterprise operating system. To compensate for the scalability limitations of Windows NT, the Company developed NUMACenter, a hardware and software environment that allows customers to run Windows NT applications with a scalable, back-end
UNIX database and single-point monitoring of all resources. Recently, the Company also entered into agreements with IBM and SCO that will enhance and eventually replace DYNIX/ptx with versions of the UNIX operating system that are more broadly supported by third-party software vendors.
During 1999, the company intends to make DYNIX/ptx binary compatible with SCO UnixWare, enhanced with features from IBM's AIX operating system, and rebranded as UnixWare ptx Edition. Simultaneously, the Company is collaborating with IBM to develop a 64-bit version of AIX optimized for NUMA and Intel's IA-
64 processor architecture. Intel and IBM are contributing significant resources to fund the migration of third-party software to the new operating system.

  In the late 1980s Sequent established close working relationships with Oracle, Informix Corporation ("Informix") and other vendors of relational database software, acquiring substantial database knowledge and expertise that continue to distinguish the Company from its competitors. Sequent is currently building relationships with Microsoft and IBM that the Company believes will distinguish it as a provider of solutions based on SQL Server and the DB2 Universal Database.

  Although the number of applications ported to DYNIX/ptx has been limited, the major ERP applications have been available on Sequent platforms, and the Company has distinguished itself in the deployment and support of some of the largest--and in some cases the largest-- implementations of Baan, PeopleSoft and Oracle Applications software in the world. The Company's NUMACenter offering has also distinguished Sequent as a leading provider of mixed-mode (UNIX & Windows NT) SAP solutions, one of only two mixed-mode providers authorized by SAP.

  As industry spending on ERP applications has slowed, Sequent has focused its knowledge of large database applications and architecture on the growing market for CRM applications supported by large DSS/data warehousing implementations. During the past three years, the Company has established a strong track record in DSS/data warehousing, winning first-place "Best Practices" awards from the Data Warehousing Institute for three consecutive years and earning the institute's top "Leadership Award" in 1998. In December 1998, Sequent announced a strategic alliance with industry leader Siebel Systems, Inc. ("Siebel") to deliver Siebel's integrated family of front-office (sales, marketing and customer service) products on NUMACenter. CRM, including back-office DSS/data warehousing, will be a major focus for the Company in 1999.

  Since 1992, the Company's success in the data center has stemmed increasingly from its ability to provide high-end consulting services geared toward the design and implementation of large database applications. The Company plans to continue investing in the growth and development of its service organizations as an integral part of its data center strategy.

  Because Sequent competes directly with much larger companies, a key part of the Company's strategy is to sell its products and services through cooperative relationships with SIs who have broad market presence globally or in specific geographic regions. The Company currently has strategic relationships with AABC, EDS and PQA/Comparex (Europe and South Africa), and is working with certain other integrators to establish additional marketing opportunities.

Products

  Complex data center applications that serve a broad spectrum of end users--employees, partners, customers--require round-the-clock access, good response times and flexibility for future growth. In computing requirements, this translates to reliability, high availability, high performance and scalability. With the move by many companies toward "virtual data centers" that extend their computing environments beyond the perimeters of their own organizations, the number of users and the volume of data associated with business-critical applications continues to grow exponentially. As a result, scalable servers, large enterprise storage systems and systems management solutions have become necessities.

  Sequent has historically provided large-scale, business-critical computing to meet these types of requirements. The Company's current products based on its NUMA architecture were designed for data-center-class computing environments, whether they reside in today's equivalent of The Glass House or span a virtual enterprise.

  NUMA Architecture.  Sequent's NUMA technology is based on a four-way
SMP Intel baseboard with NUMA features and enhancements added by Sequent to improve its performance and reliability as a component or building block for large, scalable servers. In systems with more than 8 processors, these components, called "quads", are connected with a device called IQ-Link(TM). Developed by Sequent in cooperation with Vitesse Semiconductor Corporation, IQ-Link is a proprietary, high-performance interconnect that uses a gallium arsenide data pump to transfer data between quads at the rate of one gigabyte per second. IQ-Link has the ability to monitor the Intel processor bus on a specific quad and respond to requests for data contained in memory on a different quad, either by accessing the data from memory on the other quad or by directing the request to data stored in its on-board cache (hence the term, "non-uniform" memory access). Because latency (the time it takes to retrieve data from memory on another quad) slows system performance, IQ-Link uses special algorithms to minimize latency by maximizing the "cache hit rate," i.e., the number of times requested data is available in its on-board cache. IQ-Link also ensures the accuracy of data in its cache (cache coherency) by updating its cache whenever data in the original memory location is changed.

  Based on standard Intel building blocks and other industry-standard components, Sequent's scalable NUMA architecture enables the Company to leverage advances in open systems technology--including processor enhancements, storage technology, communications and user-interface enhancements--and incorporate these advances in its product offerings quickly and inexpensively. This aspect of the NUMA architecture directly benefits customers by enabling them to upgrade their installed Sequent systems without altering source programs, retraining users or replacing hardware and software not directly affected by the upgrade.

  Platforms. Sequent manufactures and sells two server lines under its trademark NUMA-Q brand: high-end NUMA-Q 2000 and mid-range NUMA-Q 1000.

  NUMA-Q 2000 is scalable from 4 to 64 processors and runs Sequent's DYNIX/ptx UNIX operating system. The second-generation NUMA-Q 2000 with Intel Pentium II Xeon processors was introduced in October 1998 and immediately achieved record setting benchmark numbers in the Transaction Performance Processing Council's TPC-C and TPC-D benchmarks. The TPC-C benchmark test, which measures OLTP performance, used a 64-processor system and showed near-linear scalability with another NUMA-Q 2000 benchmark run with 32 processors. The TPC-D benchmark test, which measures DSS performance, was run at the one terabyte scale and set new performance and price/performance records at the time it was run.

  NUMA-Q 1000 is a 4- or 8- processor server that can run either UNIX or Windows NT. Designed for price/performance in the midrange, NUMA-Q 1000 uses a DL2 (direct link) interconnect that is specially developed for a two-quad system. The system delivers performance comparable to that of a four or eight-processor NUMA-Q 2000 system at a price equivalent to the most aggressively priced midrange UNIX products from Sequent's competitors. NUMA-Q 1000 also enables operating system flexibility by allowing bi-directional migration between UNIX and Windows NT.

  In addition to the products the Company manufactures, Sequent OEMs a midrange Windows NT server from NCR Corporation ("NCR"). Sold under the brand name NTX 2000, it is a commodity Windows NT server in a pedestal configuration. Sequent intends to OEM NCR's rackmounted system beginning in the first half of 1999.

  Sequent also offers a multi-tiered, mixed operating system framework called NUMACenter. NUMACenter is an application deployment platform that meets the needs of many of today's applications by providing a two-tiered system with industry-standard servers running Windows NT on the application tier and NUMA-Q 2000 quads running UNIX on the database tier. The framework is integrated using Sequent's new ADAM (Advanced Detection Availability Manager) hardware, which provides the ability to monitor and control critical baseline functions of all NUMACenter devices. Each release of NUMACenter is designed to ensure flexibility and minimize risk in the deployment of large enterprise applications by eliminating the need for customers to choose between UNIX and Windows NT.

Operating System Software

  DYNIX/ptx. DYNIX/ptx, Sequent's data-center-hardened version of the UNIX operating system, runs on Sequent's NUMACenter, NUMA-Q 2000 and NUMA-Q 1000 systems. DYNIX/ptx has several leading edge data center capabilities. Application Region Manager(TM) enables users to partition systems into application regions, thus enabling workload management and server consolidation. Multipath/multiport delivers mainframe-level functionality at the UNIX operating system level by providing up to eight active paths from a NUMA-Q system to a storage device. Data is accessible through all paths, enabling high availability of NUMA-Q servers even if one or more paths fail.

  Project Monterey. In an effort to increase the number of software packages available on its platforms, Sequent has joined IBM, Intel and SCO in Project Monterey, an IBM initiative to develop an industry standard 64-bit UNIX for Intel's IA-64 (Merced) microprocessor. Based on IBM's AIX operating system, the new IA-64 UNIX is scheduled for delivery on Merced in the second half of 2000. Several other companies, including Acer Inc., CETIA, Groupe Bull, ICL, Motorola, Inc. and Unisys Corporation, have already signed up with IBM as OEM partners of the new operating system.
As a development partner, Sequent will contribute its NUMA technology expertise and Intel experience in data center implementations to the project.

  As part of Project Monterey, the Company also plans to align DYNIX/ptx with SCO's 32-bit UnixWare and incorporate AIX features that will enable customers to run selected IBM software, including the DB2/Universal Database, on its 32-bit NUMA platforms. Rebranded as UnixWare ptx Edition, this new 32-bit operating system will provide Sequent customers with a low-risk path to IA-64 UNIX. Following the launch of Merced and IA-64 UNIX, Sequent plans to continue supporting UnixWare ptx Edition to leverage Intel's 32-bit processor roadmap.

  Windows NT. Sequent has been a strong proponent of Microsoft Windows NT since it was first introduced in 1993. Since then, Windows NT has become the platform of choice for thousands of enterprise applications. However, current versions lack the scalability to support large data center applications. Sequent is working with Microsoft on Windows NT scalability and other data center capabilities for Sequent servers. In 1998, the Company opened an engineering center in Bellevue, Washington, dedicated to Windows NT development. In addition, Sequent developed NUMACenter specifically to provide a flexible, low-risk data center platform that enables users to run Windows NT applications in a mixed environment that includes a large UNIX database. The Company has also designed its mid-range NUMA-Q 1000 server to run either UNIX or Windows NT.

  FLEX-ES. Sequent offers Fundamental Software Inc.'s FLEX-ES software, a UNIX application running under DYNIX/ptx that allows the mounting and execution of all S/390 and S/370 operating systems, data, and applications without modification. This software enables organizations to re-host mainframe systems and applications off older hardware that is not Year 2000 compliant and onto Sequent's UNIX servers.

Communications Products

  Sequent systems support communications products that allow NUMA-Q
2000 systems to interconnect with other systems in multi-vendor system environments. These products include hardware that connects to wide and local area networks (WANs and LANs) and software that supports industry standard protocols.

  In addition to supporting open systems protocols such as TCP/IP, Open Systems Interconnections (OSI) and X.25, Sequent products can communicate directly with IBM systems via Systems Network Architecture (SNA).

  Sequent's NUMA-Q 2000 systems employ several high speed communications connections, including 100 Megabit-per-second Ethernet, CDDI (a copper wire version of FDDI), ATM and high speed Synchronous E1/T1, which offer an order of magnitude increase to the bandwidth of previous offerings.

Product Development

  Sequent's research and development programs are focused on advancing hardware and software technologies that strengthen the Company's core product and service offerings. Sequent devotes substantial resources to ensure that its evolving technology roadmap is aligned with the technology direction of industry-leading vendors, such as IBM, Intel and Microsoft. Sequent engages in cooperative technology programs with these and other industry leaders, contributing Sequent's knowledge and expertise to the development of their products to optimize their performance with Sequent's own products.

  The Company is committed to making continued substantial investments in research and development activities to maintain and enhance its competitive position in a market characterized by rapid technological advances.

Strategic Relationships with Leading Vendors

  Intel, IBM and Microsoft. Sequent maintains strategic relationships with Intel for the development of the processor technology used in its NUMA architecture and with IBM for the development of operating system software designed to run on future Intel-based products. Since 1987, the Company's close working relationship with Intel has enabled it to leverage Intel's research and development investment in the design of its own technology and to influence certain design features in successive generations of Intel microprocessors to optimize the performance of those components in the Company's systems. During the fourth quarter of 1998, IBM selected Sequent as a co-developer in its Project Monterey initiative to develop an AIX-based version of UNIX for Intel's IA-64 (Merced) architecture. Sequent's relationship with Microsoft is built around cooperative work on the scalability and other data center attributes of Windows NT, a strategically important component of the Company's technology roadmap.

  Fibre Channel and Storage Subsystems. In 1997, Sequent was the first server vendor to support fibre channel switched fabric technology in a Storage Area Network (SAN) configuration. This SAN utilizes Sequent's multipath/multiport technology within DYNIX/ptx, Brocade Communication Systems, Inc.'s fibre channel switch and storage devices such as disk subsystems and tape libraries. Storage subsystems are supplied by leading storage vendors including EMC Corporation, Data General Corporation's ("Data General") CLARiiON division, Hitachi Data Systems and Storage Technology Corporation. Sequent works closely with these vendors to deliver optimal performance of the combined products to customers.

  Systems Management Software Products. Sequent is implementing a standards-based systems management program that offers customers both flexibility and ease of integration. Consolidation around systems management frameworks has led to the emergence of three de facto industry standard frameworks: Computer Associates Unicenter TNG, Tivoli TME 10 and Hewlett-Packard Company's ("Hewlett-Packard") OpenView. Sequent has relationships with all leading framework providers, offering native support for each partner's agent technology and providing a broad range of integrated products that address specific management disciplines.

  Every NUMACenter framework ships with FacetCorp's FacetWin software which allows users of Windows to access and use UNIX network resources transparently.

  Relational Database Management System (RDBMS) Software. Sequent has strategic development and marketing relationships with major providers of RDBMS software, including Oracle, Informix and Microsoft. The Company works closely with these partners to optimize the performance and scalability of their products for large OLTP and DSS/data warehousing applications. Sequent cooperates with these partners in development programs, joint marketing programs and team sales efforts. The Company has from time to time entered into agreements with various vendors that provide for prepayment of future licenses and royalties based on sales of software.

  Enterprise Resource Planning Applications Software. Sequent maintains strategic relationships with key providers of packaged ERP applications and development tools for custom client/server applications. Packaged client/ server applications provide a standard pre-engineered solution for a common set of functional business problems. Packaged ERP applications offer the potential to trim the total cost of a solution, reduce the time required for implementation and lower overall project risk. Sequent maintains strategic relationships with several vendors of ERP applications, including Oracle, PeopleSoft, SAP and Baan.

  Decision Support System (DSS) Software and Tools. Sequent maintains strategic relationships with the leading providers of OLAP (on-line analytical processing), database, query and reporting, campaign management, segmentation and modeling tools and applications. These applications and tools support the decision-making process through analysis of information stored in relational databases.

  Packaged DSS applications provide a standard solution that supports the decision-making process by allowing organizations to organize data from a variety of sources and analyze it to measure the impact of business decisions and strategy. Well-designed DSS applications use a data warehouse infrastructure that ensures cost-effective deployment and a single view of data across the enterprise. Sequent maintains a number of strategic relationships with software partners providing DSS products, including Microstrategy, Prime Response, Exchange Applications, Unica, SAS and Siebel.

  In addition, Sequent has an interest in DP Applications ("DPA"), a packaged data warehouse application company. DPA specializes in turnkey data warehouses running in concert with packaged ERP systems, specifically Oracle financials, PeopleSoft financials and HR and SAP.

  Sales, Marketing and Service Applications. Sequent is aligned with the key providers of packaged enterprise sales, marketing and service applications. Combined with large back-office DSS/data warehousing solutions, these applications deliver a cross-enterprise solution for improved customer relationship management. Integrated sales, marketing and service applications reduce the total cost of a solution and the time required for implementation and leverage a single customer database for more targeted sales and service. Sequent maintains strategic relationships with Siebel and Point Information Systems. A large implementation of Sequent's NUMACenter framework also provides the Unix and Windows NT hardware infrastructure for SiebelNet, a new application outsourcing service from Siebel aimed at helping organizations accelerate the deployment of their sales, marketing and customer service applications and reduce and manage overall costs.

Professional Services

  During the past six years, Sequent has strengthened its ability to compete at the high end of the open systems market by building a professional services organization with broad-based knowledge of open systems and specific knowledge and expertise in the design, development and implementation of large-scale database applications. Working directly with customers or together with SIs, the Company's professional services consultants help organizations diagnose their information technology problems and design solutions that leverage the best open systems technology and are aligned with the customer's business strategy.

  Sequent offers a wide range of professional services designed to support the customer through every phase of a project, from advance planning and architectural services to technology deployment and ongoing systems support. Professional services include: IT architecture and transition planning; CRM solutions, including call center and DSS/data warehousing design and implementation; implementation of ERP applications (such as Oracle Financials & Manufacturing, Baan and PeopleSoft applications); and enterprise infrastructure design and systems administration. In addition, Sequent offers customers education and training programs.

  Sequent's consulting and professional services capability has enabled Sequent to transform itself from a systems vendor into a provider of solution-oriented offerings. Professional services add significant value to the Company's partnerships with SIs and are a key factor in Sequent's ability to win new major accounts and compete successfully for large projects. Having professional services personnel on site in customer accounts also enables the Company to build customer relationships that result in a better understanding of the organization's IT needs and frequently lead to follow-on projects.

Customer Services

  Sequent's customer service organization offers customers an industry-leading portfolio of data center support services that, when customized to customers' business and IT requirements, create total service solutions for business-critical computing. These solutions were designed around a set of necessary core components: system support services, environmental services, management support services and business protection services.

  System Support Services. System support services form the cornerstone of Sequent's customer services and provide a high level of traditional hardware, software and network support. These support services are available in a scalable range, which provides customers with the flexibility to choose levels of support based upon their need for risk management and system availability. In addition, hardware maintenance is offered for many third-party peripheral products connected to Sequent systems. System support services can address support needs for installations ranging from a single system to an entire data center.

  Environmental Services. Environmental services provide the first step in keeping systems on-line and users productive by making sure that data centers and office spaces are properly prepared to support sensitive electronic equipment. Sequent's environmental services range from power audits and reviews to uninterruptible power systems, and even planning, designing and building a computer room. Sequent delivers cost-effective solutions that optimize the reliability of a customer's IT infrastructure and help minimize the risks associated with environmental incidents.

  Management Support Services. Management support services provide the foundation for ensuring maximum productivity. This flexible set of services helps customers manage disparate information technology processes and more effectively manage the day-to-day aspects of their IT operations. The services offered include help desk/call management, vendor management, remote system administration and flexible levels of account management. These services can be used to augment current resources or as a total service solution to support customer's IT operations.

  Business Protection Services. Business protection services provide critical components for keeping customers operational in the event of any unexpected outage or disaster. Sequent's business protection services are designed to help plan and implement processes for protecting a customer's business investment. The solutions include business continuity planning, disaster recovery services, security assessments, backup data verification and system replacement services.

  As Sequent believes that the quality and reliability of its computer systems are essential to customer satisfaction, high system uptime is a built-in advantage of Sequent's architecture. The Company maintains round-the-clock technical consultation as well as remote log-in capability for diagnosing customer hardware and software problems. In the event a hardware malfunction occurs, systems are equipped with diagnostic tools that allow the Company's service engineers to identify, diagnose and repair a failed component from remote locations. In some cases, in-field hardware service is contracted to third-party suppliers who rely on Sequent for customer interface and diagnostic support.

  Sequent has consistently been rated among the best providers of customer service in independent customer surveys.

Sales and Distribution

  Sequent sells its products and services worldwide through its own direct sales force and through SIs. In several countries in Europe, Asia-Pacific and elsewhere, the Company also relies on distributors with open systems expertise and a strong market presence.

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

  Sequent has cooperative relationships with a number of SIs to sell its products and services into accounts where the Company does not have a strong market presence. In the fourth quarter of 1998, the Company entered into a relationship with Siebel to deliver CRM solutions that integrate Siebel's front-office solutions with large back-office decision support solutions running on Sequent platforms. The Company has a similar relationship with AABC and Oracle to develop and sell SolutionNOW, a set of rapid deployment packages for Oracle financials and manufacturing applications on Sequent platforms.

  For the past three years, Sequent has worked closely with EDS on a growing number of data center projects and outsourcing opportunities. In January 1999, the Company transferred management of its internal IT infrastructure and operations to EDS, laying the groundwork for future joint marketing and sales efforts.

  In January 1999, the Company signed an agreement with Comparex, the parent company of SI PQA and Comparex International, one of Europe's fastest growing independent integrators. The Company has had a successful working relationship with PQA in South Africa for many years and intends to apply the same selling model in those regions of Europe where it has been slow to replicate the success of its direct sales force in France and the United Kingdom.

  As of March 15, 1999, the Company has 56 sales offices worldwide, including 28 in North America, 15 in Europe and 13 in Asia Pacific.

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

  Within the commercial segment of the computing market, Sequent competes against IBM, Hewlett-Packard, Sun Microsystems, Inc. ("Sun"), Compaq Computer Corporation and others whose size, reputation, installed base, technical expertise, marketing strength, distribution channels and financial resources make them formidable competitors. Most of these companies also have large professional services organizations and alliances with many of the same hardware and software vendors with whom Sequent has strategic relationships.

  Sequent believes that the completeness of its technology roadmap, the performance and scalability of its products, the character and strength of its strategic relationships, and the caliber and scope of its consulting and professional services represent key differentiating factors that will enable it to compete successfully with these companies in the market for data center solutions.

Patents and Licenses

  The Company has fourteen U.S., one German, and three United Kingdom patents either issued or allowed. The Company has twenty additional U.S. patent applications pending and one foreign application covering technology incorporated into its products. The Company believes that the rapid pace of technological change in the computer industry makes patent protection less significant than factors such as its continued focus and efforts in research and product development, its technical expertise and the management ability of its personnel. The Company has from time to time been made aware of others in the industry who assert exclusive rights to certain technologies, copyrights or trademarks, usually in the form of an offer to license certain rights for a fee or royalties. The Company's policy is to evaluate such claims on a case-by-case basis. The Company may seek to enter into licensing agreements with companies having or asserting rights to technologies if the Company concludes that such licensing arrangements are necessary or desirable. There can be no assurance that the Company will be able to obtain such licenses or, if obtained, that such licenses will be on favorable terms.

Employees

  At January 2, 1999, the Company employed 2,646 employees of whom 216 were employed as major account executives, 1,601 in sales support, marketing and service, 423 in product development, 219 in manufacturing and 187 in administrative and support services. The Company's continued success will depend in part on its ability to attract and retain highly skilled and motivated personnel who are in great demand throughout the industry. None of the Company's employees are represented by a labor union. Sequent believes that its employee relations are excellent and believes that its stock incentive plans, its challenging work environment and the opportunities for advancement within the Company are key factors to its ability to attract and retain qualified personnel.


Trademarks

  Sequent(R), Symmetry(R), WinServer(R), Balance(R), DYNIX(R), DYNIX/ptx(R), PTX(R)and ptx/ADMIN(R) are registered trademarks and NUMA-Q(TM), NUMACenter(TM), IQ-Link(TM), NTX2000(TM), Decision Advantage(TM), Contact Advantage(TM), Application Advantage(TM) and Application Region Manager(TM) are trademarks of Sequent Computer Systems, Inc. This Report on Form 10-K also refers to trademarks held by other corporations.

Factors That May Affect Future Results

  Information in this Annual Report on Form 10-K that is not historical information, including information regarding product development schedules and anticipated benefits from new products and from the Project Monterey relationship with IBM constitutes forward-looking statements that involve a number of risks and uncertainties. Additional forward-looking statements may be made by the Company from time to time. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of these factors. The Company's forward-looking statements apply only as of the date made. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

  Fluctuations in Quarterly Results. The Company's results of operations have fluctuated significantly from period to period, including on a quarterly basis. A significant portion of the Company's products are shipped in the quarter in which the orders are received. Order backlog as of any quarter-end is normally shipped within the first few weeks of the succeeding quarter. As a result, order backlog as of the end of February for both 1999 and 1998 was relatively small. As is the case with many high technology companies, a disproportionately large percentage of a quarter's total sales occur in the last month and weeks and days of such quarter. The Company's quarterly sales and operating results, therefore, depend in large part on the volume and timing of orders received during the quarter, which are difficult to forecast. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, any significant shortfall in demand for the Company's products and services in relation to the Company's expectations could have an immediate material adverse effect on the Company's business, operating results and financial condition. Further, as the Company's sales to major accounts continue to increase, the Company expects that a limited number of large sales may account for a more significant portion of revenue in some quarters, creating greater exposure to possible fluctuations in revenue. In addition, larger orders typically involve substantially longer selling cycles, which makes quarterly forecasts of sales more difficult.

  The Company may experience significant fluctuations in future quarterly operating results that may be caused by many factors, including demand for the Company's products, introduction or enhancement of products by the Company or its competitors, market acceptance of new products, the timing of sales to large accounts, pricing pressures, the mix of products sold and the mix between product and service revenue, lengthy sales cycles, capital spending levels by customers, shipment interruptions due to quality problems and general economic conditions. Because of all of the foregoing factors, it is possible that in some future quarters the Company's operating results will be below the expectations of securities analysts or investors. In such event, the market price of the Company's Common Stock could be materially adversely affected.

  Competition. The computer business is intensely competitive. The Company competes with a number of companies that have considerably greater financial, marketing, technical and operating resources. The Company competes with, among others, Hewlett-Packard, Digital, IBM and Sun, which have large installed customer bases in many of the markets addressed by the Company. All of these companies offer products that compete with Sequent's products. Silicon Graphics, Inc. and Data General have already introduced products based on CC-NUMA technology and other companies are believed to be developing products based on CC-NUMA technology. Most also have large professional services organizations and alliances with many hardware and software vendors with which Sequent has strategic relationships. No assurances can be given that the Company will have the financial resources, marketing, distribution and service organizations, technical capabilities or depth of key personnel necessary to compete successfully in the future.

  Product Development. The computer industry is subject to rapid and significant technological change and frequent introductions of new competitive products. To remain competitive, the Company will be required to continue to invest substantially in research and development, enhance its existing products, introduce new competitive products and maintain price/performance advantages in its selected markets. New product development may be delayed or unsuccessful due to technical difficulties encountered or resource constraints. There can be no assurance that it will be able to respond adequately to unexpected technological changes in its markets or that future products will be completed on schedule or will be successful.

  Strategic Relationships. The Company has developed strategic relationships with leading hardware and software providers and is engaged in joint research and product development and marketing arrangements with these companies. The Company's ability to enhance its existing NUMA-Q products and develop new products is significantly dependent on maintaining and strengthening the Company's relationships with leading providers, particularly Intel, Microsoft, Oracle and IBM. Many of these hardware and software vendors also have significant development and marketing relationships with the Company's competitors. In addition, the Company's relationships with systems integrators, including EDS and AABC and Comparex, are increasingly important to the Company's business strategy. The Company plans to continue its strategy of developing technology and marketing relationships with these and other leading hardware and software vendors and systems integrators. There can be no assurance that the Company will be successful in its ongoing strategic relationships or that the Company will be able to find additional suitable business relationships as it develops new products. Any failure to continue or expand such relationships could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company's strategic partners, most of which have significantly greater financial and marketing resources than the Company, will not develop and market products in competition with the Company in the future, discontinue their relationships with the Company or form or strengthen arrangements with the Company's competitors.

  Software Development and OEM Relationship with IBM Corporation. The Company has joined IBM, Intel and SCO in Project Monterey, an IBM initiative to develop an industry standard 64-bit UNIX for Intel's IA-64 (Merced) microprocessor. Several other companies, including Acer Inc., CETIA, Groupe Bull, ICL, Motorola, Inc. and Unysis Corporation, have already signed up with IBM as OEM partners of the new operating system. There can be no assurance, however, that the software development will be timely and successful or that the companies mentioned above will successfully OEM the product.

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

  Capitalization of Software Development Costs. The Company has made and continues to make significant investments in software development.
The amount of expenditures that qualify for capitalization under Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" may vary from period to period as software projects progress through the development life-cycle. These variations could impact the Company's operating results in any given period. Unamortized software development costs were approximately $72.5 million at January 2, 1999. If technological developments or other factors were to jeopardize the realizability of such assets, the Company could be required to write off all or a substantial portion of such capitalized values, which could have a material adverse effect on the Company's results of operations for the period in which the write-off occurs.

  Year 2000 Compliance. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's software programs and microcircuitry that have date-sensitive features may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 Issue affects the Company's internal systems as well as any of the Company's products that include date-sensitive software. The Company is executing a company-wide Year 2000 Readiness Program for the Company's products, on-going operations, mission-critical information systems and key suppliers. Both internal and external resources are being employed to identify, correct, or reprogram, and test the systems for Year 2000 compliance. The total cost of the project is currently estimated to be approximately $10 million and is being funded through operating cash flows. The Company is expensing all costs associated with identification and resulting changes to these systems, but does not expect the amounts to have a material effect on its financial position or results of operations. There can be no assurance, however, that the systems or products of other companies on which the Company's systems also rely will be timely converted or that any such failure to convert by a vendor, customer or another company would not have an adverse effect on the Company's systems. Additionally, we cannot completely ensure that the Company's software products do not contain undetected problems associated with Year 2000 compliance. Such problems, should they occur, may result in adverse effects on future operating results.

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

  Availability of Key Personnel; Expansion of Sales Force.  The
Company's continued growth depends upon its ability to attract, integrate and retain qualified management, technical and sales and support personnel for its operations. Competition for sales personnel is intense, and the Company may find it difficult to attract such personnel in a timely and efficient manner or to retain and integrate such personnel. This competition could adversely affect the Company's ability to expand and manage its sales force to sell its NUMA-Q products and professional services to large accounts and to develop marketing relationships with large SIs.

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

  International Operations. The Company derived 52% of its total revenues from foreign customers in the year ended January 2, 1999, a substantial portion of which was denominated in currencies other than U.S. dollars. Most of the Company's international sales are in Europe. International operations are subject to various risks, including exposure to currency fluctuations, the greater difficulty of administering business abroad and the need to comply with a wide variety of international and United States export laws and regulatory requirements.

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

Item 2.    Properties.

  The Company's headquarters and its product development and manufacturing operations are located in facilities totaling approximately 670,000 square feet in Beaverton, Oregon, 10 miles west of Portland. The Company occupies these facilities under leases which expire from 1999 to 2006. On the expiration dates of these leases, the Company generally has the option of purchasing the leased facilities at fair market value or renewing the leases for an additional five years. In addition, the Company owns 31 acres of undeveloped land in Beaverton held in anticipation of future facility growth requirements. The Company also leases for sales, marketing and customer support offices in locations throughout the United States, Europe, Canada and Asia Pacific. The Company anticipates that it will continue to expand its corporate and field facilities as business growth warrants.

Item 3.    Legal Proceedings.

  There are no material pending legal proceedings involving the Company.

Item 4.    Submission of Matters to a Vote of Security Holders.

  Not applicable.

Item 4(a). Executive Officers of the Registrant.

Executive Officers of the Company as of March 15, 1999 are as follows:

Name                   Age     Position

Karl C. Powell, Jr.     55     Chairman and Chief Executive Officer, Director
John McAdam             48     President and Chief Operating Officer, Director
Robert S. Gregg         45     Sr. Vice President of Finance and Legal
                                 and Chief Financial Officer
Barbara L. Gaffney      49     Sr. Vice President of Business Programs


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

  Ms. Gaffney joined the Company in 1983 as Vice President of Human Resources. She then took on the role of Vice President of Quality in 1992 and in 1996 she was promoted to Senior Vice President of Customer Services and Quality. Early in 1999, she was promoted to Senior Vice President of Business Programs. Prior to joining the Company, Ms. Gaffney spent eleven years with Intel Corporation in various Human Resources management positions in both California and Oregon. Ms. Gaffney holds a B.S. degree from the University of Santa Clara. She is also a member of the Malcolm Baldridge National Quality Award (MBNQA) Board of Examiners.


                                PART II

Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters.
           The information required by this item is included under "Market Information (unaudited)" in the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.    Selected Financial Data.
           Information with respect to selected financial data is included under "Selected Financial Data" in the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
           Information with respect to management's discussion and analysis of financial condition and results of operations is included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk
           Information with respect to quantitative and qualitative disclosures about market risk is included under "Derivatives and Other
           Financial Instruments" under "Management's Discussion and
           Analysis of Financial Condition and Results of Operations" in the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data.
           Information with respect to selected quarterly financial data is included under "Quarterly Financial Data (unaudited)" in the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference. The other information required by this item is included under "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" as listed in item
           14 of this report and in the Company's 1998 Annual Report to Shareholders which is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
           Not applicable.


                               PART III

Item 10.   Directors and Executive Officers of the Registrant.
           Information with respect to directors of the Company will be included under "Election of Directors" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of
           Part I of this Report.

Item 11.   Executive Compensation.
           Information with respect to executive compensation will be included under "Summary Compensation Table", "Stock Option Grants in Last Fiscal Year", "Stock Option Exercises in Last Fiscal Year and Fiscal Year End Option Values" and under "Executive Compensation," and "Certain Transactions" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management. Information with respect to security ownership of certain beneficial owners and management will be included under "Voting Securities and Principal Shareholders" and "Election of Directors" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions.
           Information with respect to transactions with management will be included under "Certain Transactions" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.



                                PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)     Financial Statements.

           The following financial statements are included in the Company's 1998 Annual Report to Shareholders:


Sequent Computer Systems, Inc. and Subsidiaries:

Consolidated Statements of Operations - Fiscal Years Ended January 2, 1999, January 3, 1998 and December 28, 1996

Consolidated Balance Sheets - January 2, 1999 and January 3, 1998

Consolidated Statements of Shareholders' Equity - Fiscal Years Ended January 2, 1999, January 3, 1998 and December 28, 1996

Consolidated Statements of Cash Flows - Fiscal Years Ended January 2, 1999, January 3, 1998 and December 28, 1996

Notes to Consolidated Financial Statements

Report of Independent Accountants

(a)(2)     Financial Statement Schedules.

           The following schedule and report of independent accountants are filed herewith:

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

  10.1F Sixth Amendment to First Building Lease, dated April 5, 1993. (Incorporated by reference to Exhibit 10.1F to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994
           (File no. 0-15627).)

  10.1G Seventh Amendment to First Building Lease, dated September 30, 1997. (Incorporated by reference to Exhibit 10.1G to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998
           (File no. 0-15627).)

  10.1H    Eighth Amendment to First Building Lease, dated March 26, 1998.

  10.1I Lease Agreement between KC Woodside and the Company, dated May 8, 1987 ("Second Building Lease"). (Incorporated by reference to
           Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 4, 1987 (File no. 0-15627).)

  10.1J First Amendment to Second Building Lease, dated July 28, 1988. (Incorporated by reference to Exhibit 10.3E to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1989 (File no. 0-15627).)


 Exhibit
  Number                            Description

  10.1K Second Amendment to Second Building Lease, dated September 13, 1991. (Incorporated by reference to Exhibit 10.1G to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 (File no. 0-15627).)

  10.1L Third Amendment to Second Building Lease, dated December 2, 1992. (Incorporated by reference to Exhibit 10.1L to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (File no. 0-15627).)

  10.1M Fourth Amendment to Second Building Lease, dated April 5, 1993. (Incorporated by reference to Exhibit 10.1K to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (File no. 0-15627).)

  10.1N Fifth Amendment to Second Building Lease, dated September 30, 1997. (Incorporated by reference to Exhibit 10.1M to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 (File no. 0-15627).)

  10.1O    Sixth Amendment to Second Building Lease, dated March 26, 1998.

  10.1P    Seventh Amendment to Second Building Lease, dated April 2, 1998.

  10.1Q Lease Agreement, dated July 28, 1988 between KC Woodside and the Company ("Third Building Lease"). (Incorporated by reference to
           Exhibit 10.3F to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1989 (File no. 0-15627).)

  10.1R First Amendment to Third Building Lease, dated July 28, 1989. (Incorporated by reference to Exhibit 10.3G to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1989 (File no. 0-15627).)

  10.1S Second Amendment to Third Building Lease, dated September 13, 1991. (Incorporated by reference to Exhibit 10.1J to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 (File no. 0-15627).)

  10.1T Third Amendment to Third Building Lease, dated December 2, 1992. (Incorporated by reference to Exhibit 10.1M to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (File no. 0-15627).)

  10.1U Fourth Amendment to Third Building Lease, dated April 5, 1993. (Incorporated by reference to Exhibit 10.1P to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (File no. 0-15627).)

  10.1V Fifth Amendment to Third Building Lease, dated September 30, 1997. (Incorporated by reference to Exhibit 10.1S to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 (File no. 0-15627).

  10.1W    Sixth Amendment to Third Building Lease, dated March 26, 1998.

  10.1X Lease Agreement, dated July 28, 1989 between KC Woodside and the Company ("Fourth Building Lease"). (Incorporated by reference to
           Exhibit 10.3H to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1989 (File no. 0-15627).)



  Exhibit
   Number                         Description

  10.1Y First Amendment to Fourth Building Lease, dated September 13, 1991. (Incorporated by reference to Exhibit 10.1P to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 (File no. 0-15627).)

  10.1Z Second Amendment to Fourth Building Lease, dated August 13, 1992. (Incorporated by reference to Exhibit 10.1P to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (File no. 0-15627).)

  10.1aa Third Amendment to Fourth Building Lease, dated December 2, 1992. (Incorporated by reference to Exhibit 10.1Q to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (File no. 0-15627).)

  10.1bb Fourth Amendment to Fourth Building Lease, dated April 5, 1993. (Incorporated by reference to Exhibit 10.1U to the Company's Annual Report on Form 10-K for fiscal year ended January 1, 1994 (File no. 0-15627).)

  10.1cc Fifth Amendment to Fourth Building Lease, dated September 30, 1997. (Incorporated by reference to Exhibit 10.1Y to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 (File no. 0-15627).)

  10.1dd   Sixth Amendment to Fourth Building Lease, dated March 26, 1998.

  10.1ee Triple Net Lease, dated July 9, 1990 between KC Woodside and the Company ("Fifth Building Lease"). (Incorporated by reference to
           Exhibit 19 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 1990 (File no. 0-15627).)

  10.1ff First Amendment to Fifth Building Lease, dated April 29, 1991. (Incorporated by reference to Exhibit 10.1N to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 (File no. 0-15627).)

  10.1gg Second Amendment to Fifth Building Lease, dated April 29, 1991. (Incorporated by reference to Exhibit 10.1O to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 (File no. 0-15627).)

  10.1hh Third Amendment to Fifth Building Lease, dated June 10, 1991. (Incorporated by reference to Exhibit 10.1P to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 (File no. 0-15627).)

  10.1ii Fourth Amendment to the Fifth Building Lease, dated July 3, 1991. (Incorporated by reference to Exhibit 10.1Q to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 (File no. 0-15627).)

  10.1jj Fifth Amendment to Fifth Building Lease, dated September 13, 1991. (Incorporated by reference to Exhibit 10.1R to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 (File no. 0-15627).)

  10.1kk Sixth Amendment to Fifth Building Lease, dated December 2, 1992. (Incorporated by reference to Exhibit 10.1X to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (File no. 0-15627).)



  Exhibit
   Number                            Description

  10.1ll Seventh Amendment to Fifth Building Lease, dated April 5, 1993. (Incorporated by reference to Exhibit 10.1cc to the Company's Annual Report on Form 10-K for fiscal year ended January 1, 1994 (File no. 0-15627).)

  10.1mm   Eighth Amendment to Fifth Building Lease, dated March 26, 1998.

  10.1nn Lease Agreement between KC Woodside and the Company, dated June 10, 1991 (Umpqua). (Incorporated by reference to Exhibit 10.1Y to the Company's Annual Report on Form 10-K for fiscal year ended
           January 2, 1993 (File no. 0-15627).)

  10.1oo   First Amendment to Lease, dated March 26, 1998 (Umpqua).

  10.1pp Lease Agreement between KC Woodside and the Company, dated June 10, 1991 (Charles). (Incorporated by reference to Exhibit 10.1Z to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (File no. 0-15627).)

  10.1qq First Amendment to Lease, dated October 31, 1991 (Charles). (Incorporated by reference to Exhibit 10.1aa to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (File no. 0-15627).)

  10.1rr Second Amendment to Lease, dated May 6, 1992 (Charles). (Incorporated by reference to Exhibit 10.1bb to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (File no. 0-15627).)

  10.1ss Third Amendment to Lease, dated January 8, 1993 (Charles). (Incorporated by reference to Exhibit 10.1cc to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (File no. 0-15627).)

  10.1tt Fourth Amendment to Lease, dated July 21, 1995 (Charles). (Incorporated by reference to Exhibit 10.1dd to the Company's Annual Report on 10-K for fiscal year ended January 2, 1993 (File no. 0-15627).)

  10.1uu   Fifth Amendment to Lease, dated March 26, 1998 (Charles).

  10.1vv Lease Agreement between KC Woodside and the Company, dated June 10, 1991 (South Platte). (Incorporated by reference to Exhibit 10.1dd to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (File no. 0-15627).)

  10.1ww First Amendment to Lease, dated July 21, 1995 (South Platte). (Incorporated by reference to Exhibit 10.1ee to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (File no. 0-15627).)

  10.1xx Second Amendment to Lease, dated March 1, 1997 (South Platte). (Incorporated by reference to Exhibit 10.1rr to the Company's Annual Report on Form 10-K for fiscal year ended January 3, 1998 (File no. 0-15627).)

  10.1yy   Third Amendment to Lease, dated March 26, 1998 (South Platte).

  10.1zz Lease Agreement between KC Woodside and the Company, dated January 15, 1996 (Guadalupe) as amended February 1, 1996 and October 1, 1996. (Incorporated by reference to Exhibit 10.1pp to the Company's Annual Report on Form 10-K for fiscal year ended December 18, 1996 (File no. 0-15627).)

  Exhibit
   Number                           Description

  10.1aaa First Amendment to Lease, dated May 12, 1992 (Guadalupe). (Incorporated by reference to Exhibit 10.1ff to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (File no. 0-15627).)

  10.1bbb Second Amendment to Lease, dated July 21, 1995 (Guadalupe). (Incorporated by reference to Exhibit 10.gg to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (File no. 0-15627).)

  10.1ccc  Third Amendment to Lease, dated March 26, 1998 (Guadalupe).

  10.1ddd Business Park Lease between KC Woodside and the Company, dated June 10, 1991 (Hillsborough). (Incorporated by reference to
           Exhibit 10.1gg to the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1993 (File no. 0-15627).)

  10.1eee  First Amendment to Lease, dated March 26, 1998 (Hillsborough).

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

  10.2C Amendment dated November 13, 1992 to Master Software License Agreement and Sublicensing Agreement with Unix System Laboratories, Inc. (Incorporated by reference to Exhibit 10.2C to the Company's Annual Report on Form 10-K for fiscal year ended January 3, 1998 (File no. 0-15627).)

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

 *10.4 Aircraft Lease Agreement between the Company and CP Transportation, Inc., dated October 1, 1996. (Incorporated by reference to Exhibit 10.4A to the Company's Annual Report on Form 10-K for fiscal year ended December 28, 1996 (File no. 0-15627).)

 *10.5 Sequent Computer Systems, Inc. Incentive Stock Option Plan and Nonstatutory Stock Option Plan, adopted March 20, 1984, as amended. (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File no. 33-33444).)


  Exhibit
   Number                           Description

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

 *10.8 Sequent Computer Systems, Inc. 1989 Stock Incentive Plan, as amended. (Incorporated by reference to Appendix A to the Company's Proxy Statement for its 1994 Annual Meeting of Shareholders).

 *10.9 Sequent Computer Systems, Inc. 1995 Stock Incentive Plan, as amended. (Incorporated by reference to Appendix A to the Company's Proxy Statement dated March 23, 1995).

 *10.10 Sequent Computer Systems, Inc. 1997 Stock Option Plan, as amended. (Incorporated by reference to Appendix A to the Company's Proxy Statement dated March 27, 1997).

 *10.12 DP Applications, Inc. Restricted Stock Purchase Agreement, dated December 2, 1996. (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for fiscal year ended December 28, 1996 (File no. 0-15627).)

 *10.13 DP Applications, Inc. and the Robert W. Wilmot and Mary J. Wilmot, trustees of the Wilmot Living Trust, Restricted Stock Purchase Agreement, dated November 17, 1997. (Incorporated by reference to
           Exhibit 10.13 to the Company's Annual Report on Form 10-K for fiscal year ended January 3, 1998 (File no. 0-15627).)

  11       Statement regarding computation of earnings per share.

  13 1998 Annual Report to Shareholders (portions not incorporated by reference are not deemed filed).

  21       Subsidiaries.

  23       Consent of Independent Public Accountants.

  24       Powers of Attorney.

  27       Financial Data Schedule.
           ________________________

   + Confidential treatment for portions of this contract has been previously requested of the Commission.

   * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(a)(3) of this Report.

      (b)  Reports on Form 8-K.

           No reports on Form 8-K were filed by the Company during the last quarter of fiscal 1998.


                               SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Sequent Computer Systems, Inc.

Date:  March 15, 1999              /s/ Robert S. Gregg
                                   Robert S. Gregg
                                   Sr. Vice President of Finance
                                   and Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 1999.

         Signature                                   Title


    /s/ Karl C. Powell, Jr.          Chairman and Chief Executive Officer
    (Karl C. Powell, Jr.)            and Director (Principal Executive Officer)


    /s/ John McAdam                  President and Chief Operating Officer
    (John McAdam)                    and Director


    /s/ Robert S. Gregg              Sr. Vice President of Finance and Legal
    (Robert S. Gregg)                and Chief Financial Officer
                                     (Principal Accounting and Financial
                                     Officer)


    FRANK C. GILL             *
    (Frank C. Gill)                  Director


    LARRY R. LEVITAN          *
    (Larry R. Levitan)               Director


    MICHAEL S. SCOTT MORTON   *
    (Michael S. Scott Morton)        Director


    MARTY STEIN               *
    (Marty Stein)                    Director


    ROBERT W. WILMOT          *
    (Robert W. Wilmot)               Director


    By: /s/ Robert S. Gregg   *
    Robert S. Gregg, Attorney-in-fact


                                                             SCHEDULE II


           SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
                  VALUATION AND QUALIFYING ACCOUNTS
                          (In thousands)


                                        Additions     Additions
                          Balance at    Charged to    Charged to    Write-offs   Balance at
                         Beginning of   Costs and    Other Accts.     Net of       End of
                            Period       Expenses    Describe (1)   Recoveries     Period


Year ended Dec. 28, 1996
  Allowance for doubtful
    accounts               $  2,816     $    317      $ (315)        $     12     $  2,806
  Accumulated amortization
    capitalized software   $ 58,308     $ 19,984      $    0         $ 39,846     $ 38,446

Year ended Jan. 3, 1998
  Allowance for doubtful
    accounts               $  2,806     $  2,694      $   (8)        $  2,371     $  3,121
  Accumulated amortization
    capitalized software   $ 38,446     $ 27,570      $    0         $      0     $ 66,016

Year ended Jan. 2, 1999
  Allowance for doubtful
    accounts               $  3,121     $  3,161      $ (134)        $  2,279     $  3,869
  Accumulated amortization
    capitalized software   $ 66,016     $ 31,365      $    0         $ 30,584     $ 66,797


(1) Foreign currency translation adjustment




                    REPORT OF INDEPENDENT ACCOUNTANTS
                    ON FINANCIAL STATEMENT SCHEDULES



To the Board of Directors of
Sequent Computer Systems, Inc.



Our audits of the consolidated financial statements referred to in our report dated January 28, 1999 appearing in the 1998 Annual Report to Shareholders of Sequent Computer Systems, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICEWATERHOUSECOOPERS LLP

Portland, Oregon
January 28, 1999



                                                                 EXHIBIT 11

             SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
                      STATEMENT SHOWING CALCULATION
                        OF THE BASIC AND DILUTED
                           EARNINGS PER SHARE
                 (In thousands, except per share amounts)




                                         Income (Loss)                    Shares                       Per-Share
                                          (Numerator)                  (Denominator)                     Amount

                                 Fiscal      Fiscal     Fiscal    Fiscal   Fiscal   Fiscal     Fiscal    Fiscal   Fiscal
                                  1998        1997       1996      1998     1997     1996       1998      1997     1996


Basic EPS
  Income (loss) available to
    common shareholders        $ (52,519)   $ 38,687   $ 7,771    43,561   37,899   33,641    $ (1.21)   $ 1.02   $ 0.23


Effect of Dilutive Securities

Stock options                                                               2,653      723
Employee stock purchase plan                                                  156       55
Debentures, if dilutive                          116                          144


Diluted EPS
  Income (loss) available to
    common shareholders +
    assumed conversions        $ (52,519)   $ 38,803   $ 7,771    43,561   40,852   34,419    $ (1.21)   $ 0.95   $ 0.23




                                                                  EXHIBIT 13


              SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
                         SELECTED FINANCIAL DATA
                  (In thousands, except per share amounts)


                                                            Fiscal Year Ended
                                          Jan. 2,     Jan. 3,    Dec. 28,    Dec. 30,    Dec. 31,
                                           1999        1998        1996        1995        1994

OPERATIONS DATA

Total revenue                           $ 784,156   $ 833,886   $ 595,362   $ 540,345   $ 450,823
Income (loss) before income taxes       $ (76,071)  $  50,512   $  10,676   $  47,327   $  38,800
Net income (loss)                       $ (52,519)  $  38,687   $   7,771   $  35,073   $  33,134
Net income (loss) per share - basic     $   (1.21)  $    1.02   $     .23   $    1.09   $    1.08
Net income (loss) per share - diluted   $   (1.21)  $     .95   $     .23   $    1.04   $    1.03

BALANCE SHEET DATA

Working capital                         $ 324,674   $ 404,066   $ 191,810   $ 214,749   $ 168,468
Total assets                            $ 796,115   $ 886,677   $ 603,627   $ 503,923   $ 435,977
Long-term obligations                   $   7,480   $   9,910   $  16,503   $   9,106   $  10,341
Shareholders' equity                    $ 552,854   $ 600,784   $ 374,809   $ 353,188   $ 291,195




             SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                        RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

   The Company reported a net loss of $52.5 million in 1998 on a total revenue volume of $784.2 million. The Company's results in 1998 were significantly impacted by a pretax net restructuring charge of $61.4 million ($62.9 million was recorded in the second quarter of 1998 and was reduced by third and fourth
quarter estimate revisions of $1.5 million).   Since the restructure, the
Company has focused on revamping its business strategy and broadening its product line while continuing its cost reduction efforts.


Revenue:

(dollars in millions)
                                       Fiscal Year Ended
                        January 2,   %      January 3,    %     December 28,
                           1999    change      1998     change      1996

  Total Revenue          $ 784.2    (6%)     $ 833.9     40%      $ 595.4

    Product              $ 509.9   (15%)     $ 600.5     45%      $ 414.5
    Professional Service    97.4    29%         75.7     34%         56.5
    Customer Service       176.9    12%        157.7     27%        124.4

    US                   $ 372.6   (17%)     $ 449.4     66%      $ 270.6
    United Kingdom         300.9    12%        268.8     31%        205.5
    Other International    110.7    (4%)       115.7     (3%)       119.3

  Net Income (Loss)      $ (52.5)            $  38.7              $   7.8


Product:

   Product revenue was significantly impacted by a substantial decrease in product sales to the Company's largest domestic customer during the third quarter of 1998. Also adversely impacting the Company's product revenue in 1998 was the transition from its Pentium Pro-based NUMA-Q products to its new Pentium II Xeon-based NUMA-Q product line. The Company did not begin shipment of its new product line until late in the third quarter of 1998.

   In contrast, revenues in 1997 were up 40% over 1996. The decrease in total revenue from 1997 to 1998 was due to a substantial decline in product revenue of approximately 15%. Contributing to the substantial increase in 1997 revenues was a significant increase in product revenue generated from sales of the Company's NUMA-Q 2000 systems which were new to the marketplace in 1997 and which represented approximately 68% of the Company's system sales for that year.


Service:

   The Company's service organizations continue to represent an increased percentage of total revenue, approximately 35% in 1998 compared to 28% and 30% in 1997 and 1996, respectively. Revenue increases from professional services were approximately 29% and 34% in 1998 and 1997, respectively. Customer service revenue increased approximately 12% and 27% in 1998 and 1997, respectively. Continued growth in the number and size of new projects, with both new and existing customers, contributed to the overall increases in revenue within the Company's professional service organization. Customer service revenue continues to increase from growth in the number of systems under maintenance contracts.

   Foreign revenue has continued to increase, primarily from increased volume in the Company's European operations, specifically in the United Kingdom.


The following table sets forth certain operating data as a percentage of total revenue:




                                                     Fiscal Year Ended
                                            January 2,   January 3,   December 28,
                                               1999         1998         1996


Revenue:
  Product                                       65%          72%           70%
  Service                                       35           28            30
    Total revenue                              100          100           100
Cost of product and service                     65           58            57
Gross profit                                    35           42            43
Operating expenses:
  Research and development                       9            8             9
  Selling, general and administrative           28           28            32
  Restructuring charges                          8            -             -
    Total operating expenses                    45           36            41
Operating income (loss)                        (10)           6             2
Interest income (expense), net                   1            -             -
Other expense, net                              (1)           -             -
Income (loss) before provision for
  (benefit from) income taxes                  (10)           6             2
Provision for (benefit from) income taxes       (3)           1             1
Net income (loss)                               (7)%          5%            1%




GROSS MARGINS
                                Fiscal Year Ended
                      January 2,    January 3,    December 28,
                        1999          1998           1996

     Product             39%           49%            52%
     Service             28%           26%            23%


   The factors influencing gross margins in a given period generally include overall pricing trends in our products' markets, unit volumes (which affect economies of scale), product configuration mix, the impact of existing product lifecycles, changes in component and manufacturing costs and the mix between product and service revenue.

Product:

   During 1998, product margins continued to be negatively impacted by competitive pricing pressures and the impact of the product transition during the latter part of 1998. The Company's Pentium Pro-based product line was nearing the end of its product life cycle, which resulted in heavier discounting of the products sold during 1998. The Company's new Pentium II Xeon-based NUMA-Q products were announced to the marketplace near the end of the third quarter; however, formal introduction and shipment of the products did not begin until the fourth quarter of 1998. Product margins were also impacted by certain non-recurring charges for inventory obsolescence provisions made during the second quarter of 1998. Additionally, an increased product mix of third-party products, which generally yield lower margins than the Company's products, contributed to the overall decline in product margins in both 1998 and 1997.

Service:

     Partially offsetting decreases in product margins were slight increases in service margins which were primarily realized from the Company's professional service organization. Sequent has enhanced its focus on the business strategy within this segment of the Company which has resulted in significant improvementsin the profitability of this organization, particularly in 1998.


RESEARCH AND DEVELOPMENT



                                                  Fiscal Year Ended
(dollars in millions)              January 2,   %     January 3,   %    December 28,
                                      1999    change     1998    change     1996


Research and development expense     $74.8      14%     $65.4      22%     $53.7
As a percentage of total revenue       10%                 8%                 9%

Software costs capitalized           $40.2      17%     $34.2      --      $34.2



   Research and development expense continued to increase in amount. During 1998 and 1997, the Company made substantial investments in the development of its new NUMA-Q product lines. Specifically, significant investments were made in the hardware and software development of its new Pentium II Xeon-based NUMA-Q product and in the technology of the Company's first generation NUMACenter which allows running Unix and Windows NT applications on a single system. Both of these new products were formally introduced into the marketplace during the latter part of 1998.


SELLING, GENERAL AND ADMINISTRATIVE



(dollars in millions)                                   Fiscal Year Ended
                                      January 2,     %     January 3,     %    December 28,
                                         1999     change      1998     change      1996


Selling, general and administrative     $215.3     (8%)      $234.0      22%      $191.1
As a percentage of total revenue           27%                  28%                  32%



   Selling, general and administrative expenses decreased both in amount and as a percentage of revenue in 1998 over 1997. Savings were realized primarily from the effects of aggressive cost reduction measures implemented during 1998 and as a result of the Company's restructure which took place in the second quarter of 1998. The overall decrease in selling, general and administrative expenses resulted primarily from reductions in payroll, employee training and travel expenses. While these dollar decreases approximated 8%, the impact of these expenses as a percentage of revenue was tempered due to the decline in total revenue in 1998 over 1997. The increase in selling, general and administrative expenses in 1997 over 1996 was primarily due to the increased activity associated with the overall sales volume generated that year.


RESTRUCTURING CHARGES

   During the second quarter of 1998, the Company recorded restructuring charges of $62.9 million in connection with management's decision to accelerate changes in its business model to leverage the strength of its technology roadmap and market position. The restructuring charge was reduced during the third and fourth quarters by estimate revisions totalling $1.5 million. The majority of these revisions were adjustments to prepaid software licenses and facilities. As part of the restructuring process, which was substantially completed during the second quarter of 1998, the Company reorganized its operations to revise the focus of its business strategy and broaden its line of Intel-based servers. As part of the restructuring efforts, the Company expanded its product offerings, including its new Xeon-based NUMA product and also NUMACenter, both of which were formally introduced into the marketplace in the latter part of 1998. The restructuring charges of $62.9 million included employee termination and other related costs ($7.2 million); facilities and office space costs ($13.7 million); write-offs of non-strategic assets, principally prepaid software licenses ($27.2 million), capital assets ($7.9 million), capitalized software ($2.5 million), goodwill ($2.5 million), and other assets, principally prepaid expenses ($1.9 million).

   The employee termination costs resulted from the elimination of 265 positions worldwide. The employee groups impacted by the eliminations encompassed all functions within the Company. All termination costs pertaining to the eliminated positions are included as restructuring costs in the accompanying Statements of Operations. Approximately 74% of the employee termination costs accrued during the second quarter of 1998 were paid as of January 2, 1999. Approximately 24% of the accrued costs were written off by the Company during 1998 and the remainder will be paid in 1999.

   Facilities costs represent expenses associated with excess office space and related fixed costs for the Company's headquarter and field office locations. The amount written off was determined using an analysis of individual specific lease terms, estimated sub-lease income to be realized and office headcount for unutilized facilities.

   The majority of capital asset write-offs represent retirements of hardware and software no longer being used for customer demonstrations and showcases due to the strategic product shift associated with the restructure. The method of determining fair value of costs written off was the net book value recorded at the time of the restructuring.

   Remaining cash outlays expected from the restructuring consist of $16 million relating to ongoing facilities costs and $500,000 relating to employee termination and prepaid software licenses. It is anticipated that the restructuring actions taken in the second quarter will yield operating cost reductions of approximately $25 million during 1999.


   The following table presents a summary of the restructuring charges recorded during 1998 and the resulting net balance sheet amounts recorded as of January 2, 1999.  The balance of accrued restructuring costs of $16.5 million at January 2, 1999 is included in Accounts Payable and Other in the accompanying balance sheet.


(dollars in millions)
                                          Second                                    Third
                         Restructuring    Quarter     Write-offs/   Balance at     Quarter     Write-offs/    Balance at
                             Costs      Expenditures  Adjustments  July 4, 1998  Expenditures  Adjustments  October 3, 1998


Employee termination and
  related costs             $  7.2        $ (2.5)      $  (0.3)       $  4.4       $ (2.5)      $ (0.2)         $  1.7
Prepaid software licenses     27.2             -         (24.9)          2.3            -         (0.6)            1.7
Facilities                    13.7          (0.1)            -          13.6         (0.7)         0.1            13.0
Capital assets                 7.9             -          (7.9)            -            -          0.1             0.1
Capitalized software           2.5             -          (2.5)            -            -            -               -
Goodwill                       2.5             -          (2.5)            -            -            -               -
Other assets                   1.9             -          (1.9)            -            -            -               -
                            $ 62.9        $ (2.6)      $ (40.0)       $ 20.3       $ (3.2)      $ (0.6)         $ 16.5



                                          Fourth
                                          Quarter     Write-offs/    Balance at
                                        Expenditures  Adjustments  January 2, 1999


Employee termination and
  related costs                           $ (0.3)      $ (1.2)        $  0.2
Prepaid software licenses                      -         (1.4)           0.3
Facilities                                  (0.7)         3.7           16.0
Capital assets                                 -         (0.1)             -
Capitalized software                           -            -              -
Goodwill                                    (0.1)         0.1              -
Other assets                                   -            -              -
                                          $ (1.1)      $  1.1         $ 16.5



INTEREST AND OTHER, NET

(dollars in millions)
                                     Fiscal Year Ended
                      January 2,   %      January 3,   %     December 28,
                        1999     change     1998     change     1996

Interest income         $ 9.2      80%      $ 5.1      70%      $ 3.0
Interest expense        $ 4.1     (33%)     $ 6.1      91%      $ 3.2
Other expense, net      $ 3.4      48%      $ 2.3      15%      $ 2.0

   Interest income is primarily generated from invested cash and cash equivalents and restricted deposits held at foreign and domestic banks. The significant increase in interest income in 1998 and 1997 is the result of investment of cash received from the Company's stock offering in August of 1997 and, in 1998, from investment of cash proceeds generated from improved collection of accounts receivable during the year. Interest expense includes costs related to foreign currency hedging loans, interim short-term borrowings and capital lease obligations and, in 1997 and 1996, convertible debentures. The decrease in interest expense in 1998 over 1997 is attributed to the decline in the use of the Company's line of credit and hedge loans during 1998. In 1997, the Company increased the use of its domestic line of credit for investments in its NUMA-Q and next-generation product lines, which resulted in an increase in interest expense. Other expense consists of discounts on the sale of accounts receivable and net realized and unrealized foreign exchange gains and losses. The increases in 1998 and 1997 are primarily from fluctuations in foreign exchange rates and from increased activity in factoring the Company's accounts receivable, specifically in 1998.


INCOME TAXES

   The Company recorded a $23.6 million benefit from income taxes in 1998 on a net loss before tax of $76.1 million. The difference between the statutory rate and the effective tax rate is principally due to a valuation allowance established for the potential expiration of certain tax attributes carried forward from prior years, offset by the benefit from the research tax credit and the Company's Foreign Sales Corporation. The 1998 effective tax rate benefit of 31.0% compares to an effective tax rate of 23.4% in 1997 and 27.2% in 1996.


LIQUIDITY AND CAPITAL RESOURCES

   Working capital was $324.7 million at January 2, 1999 compared to $404.1 million at January 3, 1998. The Company's current ratio at January 2, 1999 and January 3, 1998 was 2.4:1 and 2.5:1, respectively.

   Cash and cash equivalents increased $59.6 million during 1998. The Company's cash and cash equivalents were primarily impacted by the $107 million net decrease in accounts receivable. During 1998, the Company focused resources on collection efforts and credit terms, substantially decreasing the number and size of outstanding accounts. Offsetting the impact of the net decrease in accounts receivable were investing activities of $58.6 million and financing activities of $40.1 million.

   The Company has a $40 million receivable sales facility with a group of banks. At January 2, 1999, accounts receivable in the accompanying consolidated balance sheet is net of $24 million received by the Company under this agreement to sell its domestic accounts receivable. Additionally, the Company entered into two transactions to factor certain foreign receivables, without recourse, at an average rate of 6.6%. As of January 2, 1999, $10 million relating to these transactions was netted against accounts receivable in the accompanying consolidated balance sheet.

   The Company maintains an $80 million revolving line of credit agreement. The line is unsecured and extends through April 1, 2001. The line contains certain financial covenants and prohibits the Company from paying dividends without the lenders' consent. At January 2, 1999, there was no outstanding balance under the line of credit.

   The Company maintains a short-term borrowing agreement with a foreign bank to cover foreign currency exposures. Maximum borrowings allowed under the foreign bank agreement were $85.1 million, of which $28.3 million was outstanding at January 2, 1999 (based on currency exchange rates on such date).

   The Company also maintains a miscellaneous borrowing arrangement with a foreign bank. At January 2, 1999, $1.6 million was outstanding under this agreement.

   Management expects that its current available cash balances and funds generated from operations will provide adequate resources to meet the Company's anticipated operational cash requirements for at least the next twelve months.


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

   Sequent is executing a company-wide Year 2000 Readiness Program (Program) for the Company's products, on-going operations (operations), mission-critical information systems (IS), and key suppliers (suppliers). The Program's goal was to identify and conduct remediation of critical century date change issues by the end of 1998. Ongoing remediation, testing, and contingency planning are expected to continue throughout 1999. The Year 2000 Readiness Program is organized into six major phases:
1) exposure inventory, 2) risk assessment, 3) prioritization, 4) remediation (either by repair or replacement), 5) contingency planning, and 6) testing/verification. These stages have been largely completed for the Company's standard products and are in progress for ongoing operational issues as well as critical suppliers. The Program organization consists of a Steering Committee made up of Company executives, a Year 2000 taskforce representing each of the Company's major departments, and a Year 2000 Project Management Office. In addition, several Focus Teams have been set up to deal with cross-functional issues related to customers, partners, and suppliers. Operational program work is being done by each of the Company's departments with oversight by the Year 2000 Program Office. Operational program work includes the Company's critical business computer applications, data, and infrastructure. Mission-critical third party service and equipment suppliers are being contacted via written inquiry, as well as direct discussion, to understand and mitigate potential risks.

   The current status of the Company's Year 2000 Readiness Program is as follows:

   The Company's current line of hardware products, which are designed and manufactured to the Company's specifications, are Year 2000 ready if utilized with the appropriate version of the operating system software. The Company cannot ensure that its software products do not contain undetected problems associated with Year 2000 compliance. Such problems, should they occur, may result in material adverse effects on future operating results. Of the Company's eight Operations remediation programs, five have completed the remediation phase and three are still in process. Among the latter, remediation status ranges from 40% to 90% complete. Identified business critical exposures are expected to be resolved by the second quarter of 1999. The Company's Supplier readiness program is managed through its Strategic Sourcing group. Of those suppliers identified as business critical, all have remediation plans in place and completion is planned on or before end of the second quarter of 1999. The Company's Information Systems group is remediating both critical IS applications and IT infrastructure. Of the identified enterprise level business critical applications, over 90% have now been remediated. All IS-managed applications, regardless of business criticality, will be remediated, replaced or retired, worldwide. Remediation of the Company's worldwide IT infrastructure (networks, servers & PCs) is 90% complete. Any other IT exposures, such as workgroup level software applications, are being identified and dealt with as part of individual department Y2K programs.

   The total cost of the Program is currently estimated to be approximately $10 million and is being funded through operating cash flows. The Company is expensing costs associated with identification and resulting changes to these systems, but does not expect the amounts to have a material effect on its financial position or results of operations. These costs are not incremental as the Company's internal IS development resources were re-directed solely to the Year 2000 remediation effort in 1998. As of January 2, 1999, the total amount expended on the Program was approximately $6 million, with the majority of the costs representing hardware and labor expenditures.

   The Company has classified potential worst case scenarios as either
1) Year 2000 related failures in internal business critical information system applications or 2) the development of service or product supply difficulties by business critical suppliers. These circumstances are not considered probable, but have been reviewed as part of the Company's due diligence efforts. For Year 2000 type failures in internal applications (scenario 1), business critical applications have been identified, assessed as to possible business impact of their failure and are being repaired, upgraded or replaced based on the severity of potential impact. For each of these applications, a business continuity contingency plan is expected to be in place by the end of the first half of 1999. For service and product supplier type failures, an inventory has been completed and the business critical suppliers have been identified. A variety of risk reduction strategies have commenced, including but not limited to, developing possible alternative suppliers, acquiring safety stock and establishing enhanced testing programs and process audits. For the identified business critical suppliers, the Company expects to establish a contingency plan by mid 1999.

   There can be no assurance, however, that the systems or products of other companies on which the Company's systems also rely will be converted timely or that any such failure to convert by a vendor, customer or another company would not have an adverse effect on the Company's systems or results of operations.


EURO CONVERSION

   The European Economic and Monetary Union (EMU) and a new currency, the "Euro", went into effect in Europe on January 1, 1999. This is a significant and critical element in the European Union's (EU) plan to blend the economies of the EU's member states into one integrated market, with unrestricted and unencumbered trade and commerce across borders. Eleven European countries (the "participating countries") of the fifteen member EU countries will initially participate (Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Portugal and Spain). Other member states (Denmark, Greece, the United Kingdom and Sweden) may join in the years to come. The Euro will trade on currency exchanges and the legacy currencies will remain legal tender for a transition period between January 1, 1999 and January 1, 2002. During the transition period, public and private companies may pay for goods and services using either the Euro or the participating country's legacy currency.

   The Company is currently determining the necessary modifications to its internal systems to accommodate Euro-denominated transactions and is assessing the business implications of the conversion to the Euro, including long-term competitive implications and the effect of market risk with respect to financial instruments. The Company does not believe the financial impact of these matters, if any, will be material to its results of operations, financial condition or cash flows. However, the Company will continue to assess the impact of Euro conversion issues as the applicable accounting, tax, legal and regulatory guidance evolves.


DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS

Risk Management Strategy

   In the normal course of business, Sequent enters into various financial instruments, including derivative financial instruments, for purposes other than trading. Derivative financial instruments are not entered into for speculative purposes. These instruments primarily consist of accounts receivable, short term investments, short-term debt, forward exchange contracts and option contracts which are used to reduce Sequent's exposure to currency exchange rates. At inception, foreign exchange contracts are designated as hedges of firmly committed or forecasted transactions. These transactions are generally expected to be completed in less than one year. The forward contracts and options generally mature within twelve months. The majority of Sequent's foreign exchange forward contracts are to exchange Japanese Yen, Australian Dollars and New Zealand Dollars. The option contracts are no-cost collars and exchange British Pounds.

   Exposure to credit risk is managed through credit approvals and monitoring procedures, and management believes that the reserves for losses are adequate.

   The counterparties to these financial instruments are substantial and creditworthy corporations, state agencies and multinational commercial banks. In management's opinion the risk of counterparty nonperformance associated with these instruments is not considered to be significant.

Interest Rate Risk

   The Company routinely invests in short-term financial instruments within the parameters of its investment policy with maturities of less than three months. The instruments pay a fixed rate of return. These instruments are subject to overall market interest rate sensitivity upon maturity.

   As part of the Company's foreign currency hedging activities, the Company maintains short-term loans with a multinational commercial bank. These loans are for durations ranging from fifteen days to three months and carry a fixed interest rate. Upon maturity, these instruments are subject to overall market interest rate sensitivity.

   The Company also maintains two long-term leases with variable interest rates based on LIBOR (London Inter Bank Offer Rate). The table below illustrates the effect on lease payments of a +/-10% change in the underlying base rate:

                          1999 Forecast Rental Payments

     Base Rate                       $1,957K
     Base Rate plus 10%              $2,072K
     Base Rate less 10%              $1,748K


Foreign Exchange Risk

   The table below presents foreign exchange contracts, options and debt at January 2, 1999 and January 3, 1998 (in thousands). The notional amounts represent agreed upon amounts on which calculations of dollars to be exchanged are based, and are an indication of the extent of Sequent's involvement in such instruments. They do not represent amounts exchanged by the parties and, therefore, are not a measure of the instruments.

                             Contract   Carrying Amount          Fair Value
(in thousands)                Amount    Asset  Liability     Asset   Liability

   1998

   FX Forward Contracts     $   8,086    $ -    $     -    $  8,086   $ 8,086
   FX Options (net)           129,100      -          -         135       123
   Debt                        28,244      -     28,244           -    28,244


   1997

   FX Forward Contracts     $  14,636    $ -    $     -    $ 14,781   $14,781
   Debt                        68,791      -     68,791           -    68,791


   Fair values of financial instruments represent estimates of possible value that may not be realized in the future.


EUROPEAN SALES OPERATIONS

   In January 1999, the Company announced that it signed a strategic partnership agreement with Comparex, one of Europe's leading suppliers of complete solutions for IT infrastructures. The partnership allows Comparex to take responsibility for Sequent's sales activities in Austria, Belgium, Germany, the Netherlands, Portugal, Spain and Switzerland. The Company's operations in the United Kingdom and France geographies, which represent the majority of the Company's European business, are not included in the partnership agreement. The majority of the Company's personnel in the countries included under the agreement will become employees of Comparex and the remainder will stay with Sequent to manage and support the relationship with Comparex, continuing to provide specialist skills and expertise. The agreement also provides for the sale of certain assets to Comparex at recorded book value. Management anticipates that the new relationship with Comparex will positively impact both revenues and operating income in 1999 and 2000 in these geographies.


FORWARD-LOOKING STATEMENTS

   The Chairman's Letter, Management's Discussion and Analysis of Financial Conditions and Results of Operations and "Products,"
"Services," and "Solutions" contain information regarding the Company's expectations or goals as to: the market for the Company's products; development and release of new products; anticipated benefits from the new arrangements with IBM and Comparex; estimated costs to achieve Year 2000 compliance; growth, profitability and backlog improvements and increase in shareholder value; and expense reductions. These statements are forward-looking statements that involve a number of risks and uncertainties, and actual results may differ materially from the forward-looking statements. Factors that could adversely affect the market for the Company's products include, but are not limited to, business conditions and growth in the electronics industry and general economies, both domestic and international, and lower than expected capital expenditure levels by customers. Factors that could cause new product development to be delayed or not successful include, but are not limited to, technological difficulties encountered in product development and resource constraints. Factors that could adversely affect the anticipated benefits from the IBM relationship include, but are not limited to, the failure to develop and sell in significant quantities the products to be covered by the relationship. Anticipated benefits from the arrangement with Comparex could be adversely affected if Comparex does not sell Sequent products at the expected levels. Factors that could adversely affect the estimated costs to achieve Year 2000 compliance are set forth above under "Impact of the Year 2000 Issue." Factors that could adversely affect the Company's growth, profitability, shareholder value, backlog and expense levels include, but are not limited to, the failure to timely complete product development and release new products; lower than expected customer acceptance of NUMA-Q 1000, NUMA-Q 2000 and NUMACenter and future products; significant fluctuations in quarterly operating results; lower than expected customer orders; delays in receipt of orders or cancellation of orders; competitive factors, including increased competition, new product offerings by competitors and price pressures; the discontinuance of relationships with the Company's strategic partners; the unavailability of third party parts and supplies at reasonable prices; changes in product mix and the mix between product and service revenue; and product shipment interruptions due to manufacturing problems. The Company's forward-looking statements apply only as of the date made. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.


              SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share amounts)


                                                   Fiscal Year Ended
                                           Jan. 2,      Jan. 3,     Dec. 28,
                                            1999         1998         1996

Revenue:
  Product                                $ 509,830    $ 600,496    $ 414,418
  Service                                  274,326      233,390      180,944
    Total revenue                          784,156      833,886      595,362

Costs and expenses:
  Cost of products sold                    311,705      309,016      197,702
  Cost of service revenue                  198,793      171,595      139,983
  Research and development                  74,808       65,414       53,733
  Selling, general and administrative      215,336      234,037      191,069
  Restructuring charges (Note 11)           61,372            -            -
    Total costs and expenses               862,014      780,062      582,487

Operating income (loss)                    (77,858)      53,824       12,875
Interest income                              9,202        5,096        3,007
Interest expense                            (4,059)      (6,086)      (3,187)
Other expense, net                          (3,356)      (2,322)      (2,019)

Income (loss) before provision for
  (benefit from) income taxes              (76,071)      50,512       10,676
Provision for (benefit from) income taxes  (23,552)      11,825        2,905

Net income (loss)                        $ (52,519)   $  38,687    $   7,771

Net income (loss) per share -
  basic (Note 1)                         $   (1.21)   $    1.02    $    0.23

Net income (loss) per share -
  diluted (Note 1)                       $   (1.21)   $    0.95    $    0.23




The accompanying notes to consolidated financial statements are an integral part of these statements.



              SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                  (In thousands, except per share amounts)


                                                   Jan. 2, 1999  Jan. 3, 1998
ASSETS
Current assets:
  Cash and cash equivalents                          $ 192,876    $ 133,299
  Restricted deposits                                   28,280       68,791
  Receivables, net                                     221,611      328,884
  Inventories                                           86,333      112,228
  Prepaid royalties and other                           23,282       28,147
      Total current assets                             552,382      671,349
Property and equipment, net                            133,831      134,728
Capitalized software costs, net                         72,469       66,244
Other assets, net                                       37,433       14,356
      Total assets                                   $ 796,115    $ 886,677

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                      $  29,908    $  69,893
  Accounts payable and other                           124,099      128,157
  Accrued payroll                                       19,070       22,843
  Unearned revenue                                      47,446       40,946
  Income taxes payable                                   4,865        3,134
  Current obligations under capital leases               2,320        2,310
      Total current liabilities                        227,708      267,283
Other accrued expenses                                   8,073        8,700
Long-term obligations under capital leases               7,480        9,910
      Total liabilities                                243,261      285,893

Commitments and contingencies (Notes 5, 6, 10 and 12)

Shareholders' equity:
  Common stock, $.01 par value, 100,000 shares
    authorized, 43,471 and 42,962 shares outstanding       435          430
  Paid-in capital                                      511,169      508,858
  Retained earnings                                     46,883       99,402
  Accumulated other comprehensive income:
    Foreign currency translation adjustment             (5,633)      (7,906)
      Total shareholders' equity                       552,854      600,784
      Total liabilities and shareholders' equity     $ 796,115    $ 886,677


The accompanying notes to consolidated financial statements are an integral part of these statements.


             SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (In thousands)



                                                                        Foreign
                                                                       currency               Total annual
                                Common Stock     Paid-in    Retained  translation            comprehensive
                               Shares   Amount   capital    earnings  adjustment    Total       income


Balance, December 30, 1995     33,221   $ 332   $ 304,343   $ 52,945   $ (4,432)  $ 353,188  $

Common shares issued              967      10       9,622          -          -       9,632
Tax benefit of option exercises     -       -         175          -          -         175
Warrants issued                     -       -       1,176          -          -       1,176
Net income                          -       -           -      7,771          -       7,771       7,771
Foreign currency translation
  adjustment                        -       -           -          -      2,868       2,868       2,868
Rounding                            -       -           -         (1)         -          (1)
Balances, December 28, 1996    34,188     342     315,316     60,715     (1,564)    374,809    $ 10,639

Common shares issued            8,198      82     181,580          -          -     181,662
Tax benefit of option exercises     -       -       3,021          -          -       3,021
Conversion of debentures          576       6       8,941          -          -       8,947
Net income                          -       -           -     38,687          -      38,687      38,687
Foreign currency translation
  adjustment                        -       -           -          -     (6,342)     (6,342)     (6,342)
Balances, January 3, 1998      42,962     430     508,858     99,402     (7,906)     600,784   $ 32,345

Common shares issued            2,243      22      21,165          -          -      21,187
Common shares repurchased      (1,734)    (17)    (19,466)         -          -     (19,483)
Tax benefit of option exercises     -       -         612          -          -         612
Net loss                            -       -           -    (52,519)         -     (52,519)    (52,519)
Foreign currency translation
  adjustment                        -       -           -          -      2,273       2,273       2,273
Balances, January 2, 1999      43,471    $435   $ 511,169   $ 46,883   $ (5,633)  $ 552,854    $(50,246)



The accompanying notes to consolidated financial statements are an integral part of these statements.




             SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)


                                                              Fiscal Year Ended
                                                   Jan 2, 1999   Jan. 3, 1998   Dec. 28, 1996


Cash flow from operating activities:
  Net income (loss)                                 $ (52,519)    $  38,687       $   7,771
  Reconciliation of net income (loss)
    to net cash and cash equivalents provided
    by operating activities-
      Depreciation and amortization                    88,374        83,649          65,534
      Restructuring charges not affecting cash         55,950            --              --
      Deferred income taxes                           (25,405)         (535)            800
  Changes in assets and liabilities-
      Receivables, net                                107,273      (119,132)        (31,430
      Inventories                                      25,895       (37,737)        (13,638)
      Prepaid royalties and other                     (11,755)        2,430         (17,113)
      Accounts payable and other                      (11,280)       40,683          31,282
      Accrued payroll                                  (5,433)       (2,010)         13,130
      Unearned revenue                                  6,500        10,159           9,321
      Income taxes payable                              1,731           117          (1,964)
      Other, net                                      (22,339)        7,418             455
  Net cash provided by
      operating activities                            156,992        23,729          64,148

Cash flow from investing activities:
  Restricted deposits                                  40,511       (24,136)         (5,013)
  Purchases of property and equipment, net            (58,860)      (58,698)        (80,617)
  Capitalized software costs                          (40,217)      (34,247)        (34,170)
  Other assets, net                                        --            --         (15,600)
    Net cash used for investing activities            (58,566)     (117,081)       (135,400)

Cash flow from financing activities:
  Notes payable, net                                  (39,985)        9,968          18,779
  Proceeds (payments) under capital lease obligations  (2,410)       (2,509)         14,662
  Long-term debt payments                                  --          (133)             --
  Stock issuance proceeds, net                         21,799       184,683          10,983
  Stock repurchases                                   (19,483)           --              --
    Net cash (used) provided by financing activities  (40,079)      192,009          44,424

Effect of exchange rate changes on cash                 1,230        (3,337)          2,868

Net increase (decrease) in cash and cash equivalents   59,577        95,320         (23,960)
Cash and cash equivalents at beginning
  of period                                           133,299        37,979          61,939
Cash and cash equivalents at end of period          $ 192,876     $ 133,299       $  37,979


The accompanying notes to consolidated financial statements are an integral part of these statements.


              SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Sequent Computer Systems, Inc. and subsidiaries ("Sequent" or the "Company") was incorporated in January 1983. Sequent is a leading provider of scalable, Intel-based, UNIX and Windows NT solutions for the data center. Sequent designs, manufactures and markets systems based on Cache Coherent Non-Uniform Memory Access (CC-NUMA) architecture and used primarily as application and database servers for large commercial applications. These applications include: OLTP, packaged business (financial, manufacturing and human resources) solutions, also called ERP; and CRM, a broad solution set that includes back office DSS and data warehouses supporting front-office marketing, sales and service applications. Sequent provides consulting and professional services to help large organizations identify complex information technology (IT) problems and develop solutions that combine its products with those of its hardware, software and solutions partners. The Company's customer service organization offers an industry-leading portfolio of data center support services that, when customized to customers' business and IT requirements, create total service solutions for business-critical computing.

    Principles of Consolidation. The Company's fiscal year is generally based on a 52-week year (53 weeks in Fiscal 1997) ending the Saturday closest to December 31. The consolidated financial statements of the Company include the accounts of Sequent Computer Systems, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and profits have been eliminated.

    Cash and Cash Equivalents. The Company considers short-term investments which are highly liquid, readily convertible into cash and have original maturities of less than three months to be cash equivalents.

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

    Receivables are shown net of allowance for doubtful accounts of $3.9 million at January 2, 1999 and $3.1 million at January 3, 1998.

    The Company has an agreement with a group of banks to sell, without recourse, undivided ownership interests in a revolving pool consisting of substantially all of the Company's domestic accounts receivable for a maximum of $40 million. The agreement expires April 1, 2001. At January 2, 1999 and January 3, 1998, accounts receivable in the accompanying consolidated balance sheets is net of $24 million and $20 million, respectively, received by the Company under this agreement. Additionally, the Company entered into two transactions to factor certain foreign receivables, without recourse, at an average rate of 6.6%. As of January 2, 1999, $10 million relating to these transactions was netted against accounts receivable in the accompanying consolidated balance sheet.

    The Company had no single customer that represented greater than 10% of total revenue in 1998 or 1996. Approximately 19% of the Company's revenue in 1997 was from one customer. International sales represented approximately 53% of the Company's total revenue in 1998, 46% in 1997 and 55% in 1996.

    Inventories. Inventories are stated at the lower of cost or market. Costs are determined using the first-in, first-out (FIFO) method and include material, labor and manufacturing overhead.

    Prepaid Licenses and Royalties. The Company has entered into agreements with various vendors who provide for prepayment for future licenses and/or royalties related to sales of certain software. Prepaid amounts are realized upon receipt of reverse royalties from the vendors generated from software sales by the Company.

    Included in prepaid licenses and other assets as of January 3, 1998 were prepaid licenses acquired from a single vendor totaling $25.3 million. As of January 2, 1999, the majority of these licenses have been written off as part of the Company's 1998 restructuring.

    Property and Equipment. Property and equipment are stated at cost and depreciated over their estimated useful lives, ranging from three to five years, on the straight-line method. Leasehold improvements and equipment held under capital leases are amortized on the straight-line basis over the shorter of the asset life or lease term. Maintenance and repairs are expensed as incurred.

    Research and Development. Software development costs for certain projects are capitalized from the time technological feasibility is established to the time the resulting software product is first shipped. Capitalized software costs are stated at the lower of cost or net realizable value and are shown net of accumulated amortization of $66.8 million at January 2, 1999 and $66 million at January 3, 1998. Amortization, generally based on a three-year straight-line basis, was $31.4 million in 1998, $27.6 million in 1997 and $20 million in 1996. All other research and development costs are expensed as incurred. In 1998 and 1996, the Company removed from its balance sheet capitalized software costs which had an original cost of $26 million and $40 million, respectively, and were fully amortized. In addition, the Company wrote off capitalized software with a net book value of approximately $2.5 million as part of the restructuring in the second quarter of 1998. This did not affect the realizable value of the Company's remaining software products.

    Additionally, the Company maintains strategic relationships with industry-leading manufacturers of components, systems and software. In 1998 and 1997, the Company did not enter into any material joint development agreements with vendors that involve ownership interests to be retained in developed technology, nor has it entered into any agreements that involve revenue sharing arrangements or any funding responsibilities. Amounts related to joint development relationships included in the Company's research and development costs and expenses for 1998 were insignificant.

    Income Taxes. The Company's general practice is to reinvest the earnings of its foreign subsidiaries in those operations, unless it would be advantageous to the Company to repatriate the foreign subsidiaries' retained earnings.

    Foreign Currency Translation. The financial statements and transactions of the Company's foreign subsidiaries are maintained in their functional currencies and translated into U.S. dollars for purposes of consolidation. Translation adjustments are accumulated as a separate component of shareholders' equity. Gains and losses resulting from transactions denominated in a currency other than an entity's functional currency are included in other net expense in the consolidated statements of operations. Net losses aggregating $1.2 million, $1.6 million and $0.8 million for 1998, 1997 and 1996, respectively, were realized from such transactions.

    Hedging of Foreign Currency Transactions. A substantial portion of the Company's business is conducted overseas through its foreign subsidiaries, primarily in Europe. This exposes the Company to risks associated with foreign currency rate fluctuations which can impact the Company's revenue and net income. To mitigate this risk the Company enters into foreign currency transactions with foreign and domestic banks on a continuing basis in amounts and timing consistent with the underlying currency exposure so that gains and losses on these transactions offset gains and losses on the underlying exposure. The Company does not engage in any speculative trading activity. See related discussion in Note 4.

    In addition to the arrangements described in Note 4, at January 2, 1999, the Company also has forward contracts denominated in Japanese Yen, Australian Dollars and New Zealand Dollars with a contract amount of approximately $2.2 million, $4.1 million and $1.9 million, respectively. These forward contracts are used to hedge certain intercompany payables. Gains and losses on such contracts have not been significant to date. The Company also has range forward option contracts denominated in British Pounds with a contract amount of approximately $129.1 million. These option contracts are used to hedge the cost of goods sold for the Company's United Kingdom operations. There have been no gains or losses on these contracts to date.

    Per Share Information. Basic earnings per share is calculated based on income available to common shareholders and the weighted-average number of common shares outstanding during the reported period. Diluted earnings per share includes additional dilution from the effect of potential common stock issuances, such as stock issuable pursuant to the exercise of stock options and warrants outstanding and the conversion of debt.


    The following table is a reconciliation of the basic and diluted earnings per share computations:

(in thousands, except per share amounts)


                                       Income (Loss)                      Shares                    Per-Share
                                        (Numerator)                   (Denominator)                   Amount

                               Fiscal      Fiscal     Fiscal    Fiscal   Fiscal   Fiscal     Fiscal   Fiscal  Fiscal
                                1998        1997       1996      1998     1997     1996       1998     1997    1996


Basic EPS
  Income (loss) available to
    common shareholders       $(52,519)   $ 38,687   $ 7,771    43,561   37,899   33,641    $(1.21)   $1.02   $0.23

Effect of Dilutive Securities
Stock options                                                             2,653      723
Employee stock purchase plan                                                156       55
Debentures, if dilutive                        116                          144

Diluted EPS
  Income (loss) available to
    common shareholders +
    assumed conversions       $(52,519)   $ 38,803   $ 7,771    43,561   40,852   34,419    $(1.21)   $0.95   $0.23


    Consolidated Statement of Cash Flows. Total cash expenditures for income taxes were $5.2 million, $3.7 million and $5.9 million during 1998, 1997 and 1996, respectively. Interest paid does not differ materially from interest expense.

    Non-cash investing and financing activities include the following:
1997 - $9.1 million ($8.9 million, net of related expenses) of Convertible Debentures were converted into 576,000 shares of common stock.

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

    Reclassifications. Certain prior year amounts have been reclassified to conform to fiscal 1998 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

    New Accounting Pronouncements. During the first quarter of the year ended January 2, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (FAS 130) as issued by the Financial Accounting Standards Board (FASB). Comprehensive income is defined by FAS 130 as the changes in equity of a business enterprise during a period that result from transactions and other economic events and circumstances from non-shareholder sources. It includes all changes in equity during a period except those resulting from investments by shareholders. Consequently, the Company has reported its Foreign Currency Translation Adjustment, as required by FAS 130, as comprehensive income in the appropriate consolidated financial statements presented herein.

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). This Statement provides authoritative guidance on when internal-use software costs should be capitalized and when these costs should be expensed as incurred. The Company adopted SOP 98-1 in 1998. During the year ended January 2, 1999, the Company capitalized $9.9 million of such costs in accordance with this guidance.

    In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (FAS 131). This Statement supersedes FAS 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source for the Company's reportable segments. This Statement also requires disclosures about products and services, geographic areas and major customers. The adoption of FAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see Footnote 9 on "Segment Reporting").

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

2.  INVENTORIES

(in thousands)
                               January 2,          January 3,
                                  1999                1998

          Raw materials         $ 14,996           $  16,375
          Work-in-progress         1,403               3,155
          Finished goods          69,934              92,698
                                $ 86,333           $ 112,228

    Finished goods inventory includes evaluation systems aggregating
$25.8 million and $53.7 million as of January 2, 1999 and January 3, 1998, respectively. Such systems are located at potential customer sites for demonstration.

3.  PROPERTY AND EQUIPMENT

(in thousands)
                                          January 2,      January 3,
                                             1999            1998

          Land                            $   6,307       $   5,037
          Operational equipment             230,449         209,372
          Furniture and office equipment     86,069          89,569
          Leasehold improvements             27,498          22,889
                                            350,323         326,867
          Less accumulated depreciation
            and amortization               (216,492)       (192,139)
                                          $ 133,831       $ 134,728

    Depreciation and amortization of intangibles charged to expense totaled $56.9 million in 1998, $55.2 million in 1997 and $44.9 million in 1996.

4.  NOTES PAYABLE

    The Company has an unsecured line of credit agreement with a group of banks which provides short-term borrowings up to $80 million. The line of credit agreement contains financial covenants, including covenants relating to net worth, ratio of liabilities to net worth and limitations on net operating losses, and prohibits the Company from paying dividends without the group of banks' consent. Individual borrowings on the credit line have maturities of three months or less. The line of credit agreement extends through April 1, 2001. There were no borrowings outstanding under the line of credit at January 2, 1999 or January 3, 1998.

    The Company has a short-term borrowing agreement with a foreign bank as a hedge to cover certain foreign currency exposures. Borrowings under the agreement are denominated in various foreign currencies with terms of fourteen days to three months. Proceeds from the borrowings are converted into U.S. dollars and placed in a term deposit account with the foreign bank. The deposits, which are classified as restricted deposits in the accompanying consolidated balance sheets, are pledged to the foreign bank so long as borrowings under the agreement are outstanding. During July 1998, the Company re-negotiated the agreement to renew automatically on an annual basis, unless specifically cancelled. The foreign bank, without cause, can terminate the agreement at any time. At January 2, 1999, maximum borrowings allowed under the agreement were $85.1 million.
Amounts outstanding were $28.3 million and $68.8 million at January 2, 1999 and January 3, 1998, respectively. The maximum borrowing limit is denominated in specified foreign currencies and fluctuates with the change in foreign exchange rates. The average interest rate on these borrowings at January 2, 1999 was 4.7%.

    In addition to the above borrowing agreements, the Company has entered into certain other miscellaneous borrowing arrangements with a foreign bank. Amounts outstanding were $1.6 million and $1.1 million at January 2, 1999 and January 3, 1998, respectively. The interest rate on these borrowings was 1.725% at January 2, 1999.

5.  OBLIGATIONS UNDER CAPITAL LEASES

    The Company leases certain equipment under five-year capital leases. These lease terms require maintenance of certain financial ratios and generally include a fair market value purchase option at the end of the lease. These leased assets are pledged as security for capital lease obligations.

    In addition, the Company entered into a sales-leaseback transaction in September 1996 under which certain operating equipment with a net book value of $12.2 million was sold for $15.3 million and then leased back under a capital lease. The related lease terms stipulate monthly payments ranging from $274,000 to $341,000 over the five-year lease term beginning September 1996 at an annual interest rate of 7.4%. The resulting gain of $3.1 million has been recorded under "Other Accrued Expenses" and is being amortized in proportion to the related equipment depreciation over three years. The terms of the lease include an asset buy-back provision at the end of the lease for the then fair market value of the assets at the Company's option.

    Future minimum lease payments are as follows:

(in thousands)

                         1999                   $ 4,029
                         2000                     4,107
                         2001                     2,702
                         2002                        --
                         2003                        --
    Total minimum lease payments                 10,838

    Less amount representing interest            (1,038)

    Present value of minimum lease payments     $ 9,800

6.  OPERATING LEASE COMMITMENTS

    The Company entered into two operating lease transactions during fiscal years 1997 and 1998 for certain buildings on the Beaverton campus. These two lease transactions involve a newly constructed facility to be completed and occupied during 1999 as well as three buildings previously occupied by the Company under operating leases. According to the terms of the agreements, the buildings were purchased by a third party from the previous lessor and then leased back to the Company. Both leases give the Company the option to extend the lease terms for one-year periods or purchase the buildings at the end of the lease term at fair market value. In addition, both leases provide Sequent the option to terminate the lease in order to purchase the buildings at any time.

    The first operating lease transaction was entered into on September
4, 1997 under a five-year agreement ending August 1, 2002 for the construction, sale and lease of a new building. Interest on the construction of the building is capitalized into the financing instrument throughout construction until completion. The lease payments commence upon completion and occupation of the building, currently estimated at August, 1999. The cost of the property to be financed is estimated to be $17.5 million. Lease payments are due monthly at a rate of 25 basis points above LIBOR. Future payments included in the table below are calculated through August 1, 2002 with an assumed weighted average interest rate of 6% for 1999 and 6.5% for 2000 through 2002, resulting in monthly payments ranging from $87,500 to $96,250. Actual operating lease payments are variable based on LIBOR and will fluctuate with actual market rates.

    On April 5, 1998, the Company entered into a second operating lease transaction to lease three currently occupied buildings based on a total cost of $25 million with lease terms extending through April 1, 2003. The resulting operating lease payments are payable monthly at interest rates ranging from 25 to 200 basis points above LIBOR. At January 2, 1999, the effective rates ranged from 5.80% to 7.55%. Total operating lease expenses for the year ended January 2, 1999 were $1.1 million. Future payments included in the table below are calculated through April 1, 2003 with an assumed weighted average interest rate of 6% for 1999 and 6.5% for 2000 through 2003. The resulting monthly payments range from $102,239 to $135,850 over the lease term. Future operating lease payments are variable based on LIBOR and will fluctuate with actual market rates.

    Future minimum lease payments under operating leases which include office space, equipment and manufacturing facilities are as follows:

(in thousands)
                        1999                 $ 20,686
                        2000                   17,231
                        2001                   13,547
                        2002                    9,050
                        2003 and thereafter    13,554
                                             $ 74,068

    Total rent expense for operating leases was $20.0 million, $19.1 million and $17.4 million in 1998, 1997 and 1996, respectively.

7.  INCOME TAXES

    The Company recorded a $23.6 million benefit for income taxes in 1998 on a net loss before tax of $76.1 million. The difference between the statutory rate and the effective tax rate is principally due to a valuation allowance for the potential expiration of certain tax attributes carried forward from prior years offset by the benefit from the research tax credit and the Company's Foreign Sales Corporation. The 1998 effective tax rate benefit of 31.0% compares to effective tax rate expense of 23.4% in 1997 and 27.2% in 1996.

    Pre-tax income (loss) from continuing operations for the last three fiscal years was taxed under the following jurisdictions:

(in thousands)


                            Fiscal      Fiscal      Fiscal
                             1998        1997        1996

    Domestic              ($88,822)    $39,603      $5,593
    Foreign                 12,751      10,909       5,083

    Total                 ($76,071)    $50,512     $10,676



    The provision (benefit) for income taxes was as follows:


                            Fiscal      Fiscal      Fiscal
                             1998        1997        1996
    Current:
      Federal              ($3,899)     $6,808      $  789
      Foreign                5,602       4,441       3,109
      State                    150         449         164
                             1,853      11,698       4,062
    Deferred:
      Federal              (25,582)        317        (900)
      Foreign                  177        (211)       (257)
      State                     --          21          --
                           (25,405)        127      (1,157)
    Total provision
      (benefit)           ($23,552)    $11,825      $2,905


    Deferred tax liabilities (assets) are recorded within Accounts Payable and Other and Other Assets, respectively in the accompanying consolidated balance sheets. They are comprised of the following components:

(in thousands)
                                               Fiscal        Fiscal
                                                1998          1997

    Capitalized software                      $ 29,145      $ 25,119
    Other                                        1,649         2,217
    Gross deferred tax liabilities              30,794        27,336

    Net operating loss carryforwards:
      Domestic                                 (47,646)      (18,921)
      Foreign                                   (4,522)       (4,897)
    Credit carryforwards                       (22,433)      (18,626)
    Expenses not currently deductible           (7,346)       (6,741)
    Depreciation                                (2,442)       (1,779)
    Revenue currently taxable                   (2,008)       (2,008)
    Inventory basis differences                 (4,750)       (2,499)
    Restructuring costs                         (9,982)           --
    Gross deferred tax assets                 (101,129)      (55,471)
    Deferred tax asset valuation allowance      43,921        27,126
    Net deferred tax asset                   ($ 26,414)     ($ 1,009)


    The provision for income taxes differs from the amount of income taxes determined by applying the U.S. statutory federal tax rate to income (loss) from continuing operations due to the following:

                                          Fiscal      Fiscal      Fiscal
                                           1998        1997        1996

Statutory federal tax rate                (35.0)%      35.0%       35.0%
State taxes, net of federal benefit        (4.2)        4.2         4.2
Tax provision (benefit) from Foreign
  Sales Corporation                        (2.2)       (4.8)       (6.8)
R&D Credit                                 (4.3)       (4.6)          -
Tax provision on foreign earnings           1.7         0.3        (0.9)
Realized benefit from net
  operating losses                            -        (2.2)       (1.3)
Deferred tax asset valuation allowance     10.2           -           -
Other, net                                  2.8        (4.5)       (3.0)

                                          (31.0)%      23.4%       27.2%


    The deferred tax asset valuation allowance in fiscal years 1996 - 1998 is attributed to U.S. federal, state and foreign deferred tax assets. Management believes sufficient uncertainty exists with regard to the realizability of such assets that a valuation allowance of $43.9 million has been provided at January 2, 1999. When and if these reserved deferred tax assets are ultimately realized, $22.6 million will reduce the Company's federal and state tax provision and $21.3 million will be credited to paid-in capital (related to stock option deductions).

    In accordance with FAS 109, the valuation allowance is allocated pro-rata to federal, state, and foreign current and non-current deferred tax assets.

    The Company has net operating losses carried forward both domestically and in certain foreign jurisdictions. The domestic net operating losses expire from 2006 to 2018. Certain foreign net operating losses expire in 2002 through 2004 while others have no expiration date.

    The Company has accumulated unused research and experimentation credits of $11.2 million for income tax purposes. These credits expire from 1999-2013. The Company also has Alternative Minimum Tax Credits (AMT) which may be carried forward indefinitely and certain state tax credits which expire from 1999-2003.

    The Company may realize tax benefits as a result of the exercise of certain employee stock options. For financial reporting purposes, any reduction in income tax obligations as a result of these tax benefits is credited to paid-in capital. During 1998, 1997 and 1996, $612,000, $3.0 million and $175,000 of benefits were credited to paid-in capital, respectively, with a related reduction in current taxes payable.

    An income tax provision has not been recorded for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries as the undistributed earnings have been and will continue to be reinvested in operations outside the United States.

8.  SHAREHOLDERS' EQUITY

    Common Stock. During 1998, the Company announced a plan to repurchase up to 4,000,000 shares of its outstanding common stock. As of January 2, 1999, 1,733,500 shares were actually repurchased. In 1997, the Company sold approximately 5.7 million shares of common stock in an equity offering. Net proceeds to the Company, after deducting the underwriting discount and offering expenses, were approximately $148.5 million. Also in 1997, $9.1 million ($8.9 million, net of related expenses) of Convertible Debentures was converted into 576,000 shares of common stock.

    Stock Compensation Plans. At January 2, 1999, the Company had the following stock-based compensation plans:

Stock Option Plans

    At January 2, 1999, the Company had options outstanding to employees and non-employees under the following Stock Option Plans: 1984 Employee Stock Option Plan and 1984 Nonstatutory Stock Option Plan (the "1984 Plans"), the 1987 Employee Stock Option Plan and 1987 Nonstatutory Stock Option Plan (the "1987 Plans"), the 1989 Stock Incentive Plan (the "1989 Plan"), the 1995 Stock Incentive Plan, the 1996 Stock Option Plan and the 1997 Stock Option Plan. Options granted after May 18, 1995 were made under the 1995 Stock Incentive Plan and the 1996 and 1997 Stock Option Plans. As of January 2, 1999, the Company has reserved a total of 19,830,606 shares of common stock for issuance under these plans, of which 10,440,336 shares were outstanding at January 2, 1999. Employee options vest over varying time periods, generally ranging from one to four years, as long as, in the case of employees, the optionee remains employed by Sequent. Option prices generally have been at 85% or greater of the fair market value of the common stock on the date of grant. Options generally expire ten years from the date of the grant.

Employee Stock Purchase Plan

    In September 1987, Sequent established an Employee Stock Purchase Plan. Under the plan, Sequent is authorized to grant rights to purchase up to 8,700,000 shares of common stock in a series of eighteen-month offerings. At January 2, 1999, there were 1,825,698 shares available for future purchase. Substantially all employees are eligible to receive rights under the plan. The purchase price is the lesser of 85% of the fair market value of the common stock on the date of commencement of the offering or on the date of purchase. During 1998, 1997 and 1996, Sequent issued 1,870,876, 1,127,428 and 682,864 shares under the plan, respectively.

    Statement of Financial Accounting Standards No. 123. During 1995, the FASB issued FAS 123, Accounting for Stock Based Compensation, which defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost related to stock options issued to employees under these plans using the method of accounting prescribed by the Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in this Statement has been applied.

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

    Had compensation cost for the other stock-based compensation plans been determined based on the fair value at the grant dates for awards under these plans consistent with the method of FAS 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(in thousands, except per share amounts)

                                        Fiscal      Fiscal      Fiscal
                                         1998        1997        1996

Net income (loss):     As reported   $ (52,519)    $ 38,687    $ 7,771
                       Pro forma       (71,000)      28,981       (709)


Net income (loss)
 per share - basic:    As reported   $   (1.21)    $   1.02    $  0.23
                       Pro forma         (1.63)        0.76      (0.02)

Net income (loss)
 per share - diluted:  As reported     $ (1.21)    $   0.95    $  0.23
                       Pro forma         (1.63)        0.73      (0.02)


    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996:

                                   Fiscal      Fiscal      Fiscal
                                    1998        1997        1996

       Risk-free interest rate     4.84%       6.15%       6.05%
       Expected dividend yield       --          --          --
       Expected lives              3 years     3 years     3 years
       Expected volatility           81%         56%         50%

    The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions for 1998, 1997 and 1996:
                                   Fiscal      Fiscal      Fiscal
                                    1998        1997        1996

       Risk-free interest rate     5.08%       5.74%       5.58%
       Expected dividend yield       --          --          --
       Expected lives              1 year      1 year      1 year
       Expected volatility           81%         56%         50%

    The weighted-average per share fair value of those purchase rights granted in 1998, 1997 and 1996 was $11.33, $15.20 and $13.15,
respectively.

    A summary of the status of the Company's stock option plans as of January 2, 1999, January 3, 1998 and December 28, 1996, and changes during the years ending on those dates is presented below:

(in thousands, except per share amounts)



                                           Fiscal                        Fiscal                        Fiscal
                                            1998                          1997                          1996
                                              Weighted-Average              Weighted-Average              Weighted-Average
                                    Shares       per share        Shares       per share        Shares       per share
                                 under option  Exercise Price  under option  Exercise Price  under option  Exercise Price


Outstanding at beginning
 of year                             8,276       $14.77            6,909       $12.27            5,068       $14.26
Granted:
  Price = Fair Value                  2,562        13.02            2,812        18.39           3,353        12.60
  Price < Fair Value                    802        12.51              829        18.14           1,196        11.12
  Price > Fair Value                  2,604        13.00               --           --              --           --
Exercised                              (274)       11.21           (1,209)       12.01            (196)        8.53
Forfeited                            (3,530)       16.82           (1,065)       13.83          (2,512)       16.55
Outstanding at
  end of year                        10,440        13.12            8,276        14.77           6,909        12.27
Options exercisable
  at year-end                         3,721                         2,370                        1,446

Weighted-average per share fair value
  of options granted during the year               $4.82                        $ 8.35                       $ 3.69


The following table summarizes information about stock options outstanding at January 2, 1999:



                      OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE

                                                                              Weighted-
                   Number    Weighted-Average  Weighted-Average    Number      Average
   Range of      Outstanding    Remaining         per share     Exercisable   per share
Exercise Prices   at 1/2/99  Contractual Life   Exercise Price   at 1/2/99  Exercise Price


    $0 - $ 9.00   1,507,229     8.6 years          $  8.68         197,882     $  8.73
 $9.09 - $11.25   1,631,244     7.4 years            10.44         953,892       10.62
$11.26 - $12.31     938,168     5.1 years            11.99         536,625       12.11
$12.33 - $13.00   2,652,942     8.3 years            12.98         133,853       12.68
$13.07 - $14.88   1,623,345     6.0 years            13.99       1,066,432       13.98
$14.93 - $21.38   2,020,170     8.1 years            18.33         817,759       18.84
$21.41 - $24.81      67,238     7.4 years            21.88          14,700       22.42

 $0.00 - $24.81  10,440,336     7.5 years          $ 13.12       3,721,143     $ 13.62


9.  SEGMENT REPORTING

    In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (FAS 131). This Statement supersedes FAS 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source for the Company's reportable segments.

    The Company has determined that its reportable segments are those that are based on the Company's primary basis of organization and method of internal reporting - (1) Product, (2) Customer Services (CS), (3) Professional Services (PS) and (4) Research and Development (R&D).

    The Company is organized primarily on the basis of products and services. Its product segment offers large scalable computer systems, which are marketed to organizations spanning diverse industries. Customer Services offers customers a wide range of support services, including system, environmental, business protection and management. The Company's Professional Services segment offers services designed to support the customer through every phase of a project, from planning and architecture to technology deployment and ongoing consulting and support. Research and Development has been considered a reportable segment because its activities are an integral component of the Company's business and its operations are material to consolidated financial results.

    The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." The Company's management evaluates the performance of its segments and allocates resources to them based on revenue and margin. There are no intersegment revenues. Asset information by reportable segment is not reported, since the Company does not produce such information internally. Capitalized software amortization is not included in research and development expenses as it is included in cost of products sold which is used for evaluating the Company's product segment margin.

    The tables below present information about reported segments for the three years ended January 2, 1999, January 3, 1998 and December 28, 1996 and include a reconciliation of segment activity to consolidated net income before the provision for income taxes.

Fiscal year ended January 2, 1999:



                                   Product       PS        CS       R&D   Consolidated


Revenue                           $ 509,830  $ 97,422  $ 176,904           $ 784,156
Cost of products sold               311,705                                  311,705
Cost of service revenue                        92,065    106,728             198,793
Gross margin                        198,125     5,357     70,176             273,658
R&D expenses                                                      74,808      74,808
Selling, general & administrative                                            215,336
Restructuring charges                                                         61,372
Operating loss                                                               (77,858)
Interest income                                                                9,202
Interest expense                                                              (4,059)
Other expense, net                                                            (3,356)
Loss before benefit from
  income taxes                                                             $ (76,071)



Fiscal year ended January 3, 1998:



                                   Product       PS         CS      R&D   Consolidated


Revenue                           $ 600,496  $ 75,695  $  157,695          $ 833,886
Cost of products sold               309,016                                  309,016
Cost of service revenue                        77,246      94,349            171,595
Gross margin                        291,480    (1,551)     63,346            353,275
R&D expenses                                                       65,414     65,414
Selling, general & administrative                                            234,037
Operating income                                                              53,824
Interest income                                                                5,096
Interest expense                                                              (6,086)
Other expense, net                                                            (2,322)
Income before provision for
  income taxes                                                             $  50,512



Fiscal year ended December 28, 1996:


                                   Product       PS        CS       R&D   Consolidated


Revenue                           $ 414,418  $ 56,488  $ 124,456           $ 595,362
Cost of products sold               197,702                                  197,702
Cost of service revenue                        62,824     77,159             139,983
Gross margin                        216,716    (6,336)    47,297             257,677
R&D expenses                                                       53,733     53,733
Selling, general & administrative                                            191,069
Operating income                                                              12,875
Interest income                                                                3,007
Interest expense                                                              (3,187)
Other expense, net                                                            (2,019)
Income before provision for                                                $  10,676
  income taxes


Information concerning principal geographic areas is as follows:

                                   Fiscal        Fiscal        Fiscal
                                    1998          1997          1996

Revenue from external customers:
  United States                  $ 372,627     $ 449,355     $ 270,571
  United Kingdom                   300,851       268,832       205,481
  Other foreign                     94,725        93,656        98,358
  Export                            15,953        22,043        20,952
Total                            $ 784,156     $ 833,886     $ 595,362

Identifiable assets:
  United States                  $ 594,715     $ 682,470     $ 440,145
  United Kingdom                   123,346       144,019       100,476
  Other foreign                     78,054        60,188        63,006
Total                            $ 796,115     $ 886,677     $ 603,627

    Revenues are attributed to geographic areas based on the location of the identifiable assets producing the revenues. Foreign revenue is that which is produced by identifiable assets located in foreign countries while export revenue is that which is generated by identifiable assets located in the United States. Intercompany sales between geographic areas, primarily from the United States to Europe, were $157.5 million during 1998, $195.5 million during 1997 and $155.7 million during 1996.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards No. 107, Disclosures
About Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments.

    Cash and cash equivalents, restricted deposits, receivables, notes payable, accounts payable and other, and current obligations under capital leases are reflected in the consolidated financial statements at book value, which approximates fair value, because of the short-term maturity of these instruments.

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

11. RESTRUCTURING

    During the second quarter of 1998, the Company recorded restructuring charges of $62.9 million in connection with management's decision to accelerate changes in its business model to leverage the strength of its technology roadmap and market position. The restructuring charge was reduced during the third and fourth quarters by estimate revisions totalling $1.5 million. The majority of these revisions were adjustments to prepaid software licenses and facilities. As part of the restructuring process, which was substantially completed during the second quarter of 1998, the Company reorganized its operations to revise the focus of its business strategy and broaden its line of Intel-based servers. As part of the restructuring efforts, the Company expanded its product offerings, including its new Xeon-based NUMA product and also NUMACenter, both of which were formally introduced into the marketplace in the latter part of 1998. The restructuring charges of $62.9 million included employee termination and other related costs ($7.2 million); facilities and office space costs ($13.7 million); write-offs of non-strategic assets, principally prepaid software licenses ($27.2 million), capital assets ($7.9 million), capitalized software ($2.5 million), goodwill ($2.5 million), and other assets, principally prepaid expenses ($1.9 million).

    The employee termination costs resulted from the elimination of 265 positions worldwide. The employee groups impacted by the eliminations encompassed all functions within the Company. All termination costs pertaining to the eliminated positions are included as restructuring costs in the accompanying Statements of Operations. Approximately 74% of the employee termination costs accrued during the second quarter of 1998 were paid as of January 2, 1999. Approximately 24% of the accrued costs were written off by the Company during 1998 and the remainder will be paid in 1999.

    Facilities costs represent expenses associated with excess office space and related fixed costs for the Company's headquarter and field office locations. The amount written off was determined using an analysis of individual specific lease terms, estimated sub-lease income to be realized and office headcount for unutilized facilities.

    The majority of capital asset write-offs represent retirements of hardware and software no longer being used for customer demonstrations and showcases due to the strategic product shift associated with the restructure. The method of determining fair value of costs written off was the net book value recorded at the time of the restructuring.


    The following table presents a summary of the restructuring charges recorded during 1998 and the resulting net balance sheet amounts recorded as of January 2, 1999.  The balance of accrued restructuring costs of $16.5 million at January 2, 1999 is included in Accounts Payable and Other in the accompanying balance sheet.


(dollars in millions)

                                          Second                                    Third
                         Restructuring    Quarter     Write-offs/   Balance at     Quarter     Write-offs/    Balance at
                             Costs      Expenditures  Adjustments  July 4, 1998  Expenditures  Adjustments  October 3, 1998


Employee termination and
  related costs             $  7.2        $ (2.5)      $  (0.3)       $  4.4       $ (2.5)       $ (0.2)        $  1.7
Prepaid software licenses     27.2             -         (24.9)          2.3           -           (0.6)           1.7
Facilities                    13.7          (0.1)            -          13.6         (0.7)          0.1           13.0
Capital assets                 7.9             -          (7.9)            -            -           0.1            0.1
Capitalized software           2.5             -          (2.5)            -            -             -              -
Goodwill                       2.5             -          (2.5)            -            -             -              -
Other assets                   1.9             -          (1.9)            -            -             -              -
                            $ 62.9        $ (2.6)      $ (40.0)       $ 20.3       $ (3.2)       $ (0.6)        $ 16.5



                                          Fourth
                                          Quarter     Write-offs/    Balance at
                                        Expenditures  Adjustments  January 2, 1999


Employee termination and
  related costs                           $ (0.3)      $  (1.2)       $  0.2
Prepaid software licenses                      -          (1.4)          0.3
Facilities                                  (0.7)          3.7          16.0
Capital assets                                 -          (0.1)            -
Capitalized software                           -             -             -
Goodwill                                    (0.1)          0.1             -
Other assets                                   -             -             -
                                          $ (1.1)      $   1.1        $ 16.5


12. COMMITMENTS AND CONTINGENCIES

    On January 11, 1999, the Company announced that it selected EDS to be its North American information technology (IT) provider. Under the terms of the agreement, EDS will manage all IT infrastructure and operations support for Sequent's North American facilities, serving more than 1,800 users. The Company has also appointed EDS to manage a full spectrum of IT customer support services, including data center, applications, network and desktop infrastructure management. The majority of Sequent's IT employees will become employees of EDS. Under the 10-year agreement, which is effective January 1, 1999, Sequent is committed to purchase services from EDS for approximately $13 million per year. Management anticipates that with the services provided by EDS, its IT operations will be optimized and will result in reductions in future operating expenses.

    Lawsuits arise during the normal course of business. In the opinion of management, none of the pending lawsuits will result in a significant impact on the consolidated results of operations or financial position.




REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Sequent Computer Systems, Inc.


    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Sequent Computer Systems, Inc. and its subsidiaries at January 2, 1999 and January 3, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS LLP

Portland, Oregon
January 28, 1999




                    QUARTERLY FINANCIAL DATA (unaudited)
                  (In thousands, except per share amounts)

                                                             Basic          Diluted
                    Total       Gross        Net        Earnings (Loss) Earnings (Loss
                   Revenue      Profit   Income (Loss)     Per Share       Per Share


Fiscal 1998
  First quarter   $ 183,068   $  72,826    $  4,022         $ 0.09          $ 0.09
  Second quarter    185,677      54,977     (58,752)         (1.34)          (1.34)
  Third quarter     201,398      67,882          38           0.00            0.00
  Fourth quarter    214,013      77,973       2,173           0.05            0.05
    Year          $ 784,156   $ 273,658    $(52,519)        $(1.21)*        $(1.21)*

Fiscal 1997
  First quarter   $ 157,374   $  68,120    $    708         $ 0.02          $ 0.02
  Second quarter    210,653      89,865       8,597           0.25            0.23
  Third quarter     207,320      87,026      10,298           0.26            0.24
  Fourth quarter    258,539     108,264      19,084           0.45            0.42
    Year          $ 833,886   $ 353,275    $ 38,687         $ 1.02*         $ 0.95*

Fiscal 1996
  First quarter   $ 120,745   $  51,481    $    598         $ 0.02          $ 0.02
  Second quarter    142,587      61,203       3,306           0.10            0.10
  Third quarter     148,785      66,132       1,355           0.04            0.04
  Fourth quarter    183,245      78,861       2,512           0.07            0.07
    Year          $ 595,362   $ 257,677    $  7,771         $ 0.23          $ 0.23


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

                                                  High          Low
1998:
   First quarter                                $ 22.00       $ 16.00
   Second quarter                               $ 19.81       $ 11.88
   Third quarter                                $ 12.19       $  6.44
   Fourth quarter                               $ 12.88       $  5.75
1997:
   First quarter                                $ 20.00       $ 14.50
   Second quarter                               $ 21.63       $ 14.38
   Third quarter                                $ 30.63       $ 20.88
   Fourth quarter                               $ 26.88       $ 19.50
1996:
   First quarter                                $ 14.88       $ 10.31
   Second quarter                               $ 14.88       $ 11.88
   Third quarter                                $ 13.88       $ 10.88
   Fourth quarter                               $ 18.25       $ 12.50


   At January 2, 1999, there were approximately 861 shareholders of record of the Company's common stock and 43.5 million shares outstanding. The Company has never paid cash dividends on its common stock. The Company intends to retain earnings for use in its business and, therefore, does not anticipate paying cash dividends in the foreseeable future. In addition, the Company's bank line of credit agreement prohibits payment of dividends without the lenders' consent.


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

   SEQUENT COMPUTER SYSTEMS (N.Z.) LIMITED (New Zealand)

   SEQUENT COMPUTER SYSTEMS AUSTRALIA PTY. LIMITED

   SEQUENT COMPUTER SYSTEMS ASIA LIMITED (Hong Kong)

   SEQUENT COMPUTER SYSTEMS (SINGAPORE) PTE. LIMITED

   SEQUENT COMPUTER SYSTEMS KOREA LIMITED


                                                               EXHIBIT 23

                    Consent of Independent Accountants




We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-16428, 33-16463, 33-33338, 33-36836, 33-39315,
33-39657, 33-40941, 33-40942, 33-63972, 33-63974, 33-59147, 33-59611, 333-53571
and 333-53573) of Sequent Computer Systems, Inc. of our report dated January 28, 1999 appearing in the Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule.





PRICEWATERHOUSECOOPERS LLP


Portland, Oregon
March 12, 1999