Form 10-Q
period 1999-04-03
SEQUENT COMPUTER SYSTEMS INC /OR/
filed 1999-05-18
CIK 811716

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-Q


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 3, 1999 or
( ) Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from __________ to
    __________.

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


41,974,989 common shares were issued and outstanding as of May 4, 1999.




                      SEQUENT COMPUTER SYSTEMS, INC.

                      PART I. FINANCIAL INFORMATION



                                                                      Page No.
Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets - April 3, 1999 and
          January 2, 1999                                                 3

          Consolidated Statements of Operations - Three months
          ended April 3, 1999 and April 4, 1998                           4

          Consolidated Statements of Shareholders' Equity -
          January 2, 1999 through April 3, 1999                           5

          Consolidated Statements of Cash Flows - Three months
          ended April 3, 1999 and April 4, 1998                           6

          Notes to Consolidated Financial Statements                      7

Item 2.   Management's Discussion and Analysis of Financial
          Conditions and Results of Operations                           12

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk

          Information with respect to quantitative and qualitative disclosures about market risk is included under "Derivative and Other Financial Instruments" under "Management's
          Discussion and Analysis of Financial Conditions and
          Results of Operations."


                       PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                               20




SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)



                                                  April 3, 1999  January 2, 1999
                                                   (unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                         $ 153,455       $ 192,876
  Restricted deposits                                  10,370          28,280
  Receivables, net                                    214,969         221,611
  Inventories                                          95,033          86,333
  Prepaid royalties and other                          37,071          23,282
      Total current assets                            510,898         552,382

Property and equipment, net                           140,486         133,831
Capitalized software costs, net                        74,098          72,469
Other assets, net                                      36,190          37,433
      Total assets                                  $ 761,672       $ 796,115

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                     $  10,785       $  29,908
  Accounts payable and other                          127,522         124,099
  Accrued payroll                                      11,925          19,070
  Unearned revenue                                     53,611          47,446
  Income taxes payable                                  5,003           4,865
  Current obligations under capital leases              4,754           2,320
      Total current liabilities                       213,600         227,708

Other accrued expenses                                  7,070           8,073
Long-term obligations under capital leases              7,427           7,480
      Total liabilities                               228,097         243,261

Shareholders' equity:
  Common stock, $.01 par value, 100,000
    shares authorized, 42,093 and 43,471
    shares outstanding                                    421             435
  Paid-in capital                                     494,567         511,169
  Retained earnings                                    48,103          46,883
  Accumulated other comprehensive income:
    Foreign currency translation adjustment            (9,516)         (5,633)
    Total shareholders' equity                        533,575         552,854
      Total liabilities and shareholders' equity    $ 761,672       $ 796,115


See notes to consolidated financial statements.



SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited
(in thousands, except per share amounts)



                                                  Three Months Ended
                                            April 3, 1999   April 4, 1998

Revenue:
  Product                                     $ 120,528       $ 118,445
  Service                                        73,451          64,623
    Total revenue                               193,979         183,068

Costs and expenses:
  Cost of products sold                          77,184          62,906
  Cost of service revenue                        53,486          47,336
  Research and development                       17,934          17,064
  Selling, general and administrative            46,313          49,620
  Restructuring credits                            (998)              -
    Total costs and expenses                    193,919         176,926

Operating income                                     60           6,142

Interest, net                                     1,456             621
Other, net                                           80            (934)

Income before provision for income taxes          1,596           5,829
Provision for income taxes                          376           1,807
Net income                                    $   1,220       $   4,022

Net income per share - basic                  $     .03       $     .09

Net income per share - diluted                $     .03       $     .09

Shares used in the calculation
  of net income per share - basic                42,961          43,184

Shares used in the calculation
  of net income per share - diluted              43,495          45,395


See notes to consolidated financial statements.



SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)


                                                                                       Foreign
                                                                                       Currency                   Total
                                            Common Stock       Paid-in     Retained   translation              comprehensive
                                         Shares     Amount     capital     Earnings   adjustment     Total        income


Balance, January 2, 1999                 43,471     $ 435     $511,169     $46,883     $(5,633)     $552,854     $(50,246)

Common shares issued                        677         7        4,362           -           -         4,369
Common shares repurchased                (2,055)      (21)     (21,117)          -           -       (21,138)
Tax benefit of option exercises               -         -          153           -           -           153
Net income                                    -         -            -       1,220           -         1,220        1,220
Foreign currency translation adjustment       -         -            -           -      (3,883)       (3,883)      (3,883)
Balance, April 3, 1999 (unaudited)       42,093     $ 421     $494,567     $48,103     $(9,516)     $533,575     $(52,909)




See notes to consolidated financial statements.




SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
(in thousands)



                                                           Three Months Ended
                                                      April 3, 1999   April 4, 1998


Cash flow from operating activities:
  Net income                                            $   1,220       $   4,022
  Reconciliation of net income to net
  cash and cash equivalents provided by
  operating activities -
    Depreciation and amortization                          22,731          22,294
    Restructuring charges not affecting cash                  477               -
    Deferred income taxes                                    (336)           (143)
    Changes in assets and liabilities -
      Receivables, net                                      6,642         101,276
      Inventories                                          (8,700)         (6,138)
      Prepaid royalties and other                         (14,332)        (13,206)
      Accounts payable and other                            3,598         (36,338)
      Accrued payroll                                      (7,150)        (10,275)
      Unearned revenue                                      6,166           3,938
      Income taxes payable                                    138             (15)
      Other, net                                              232             664
        Net cash provided by operating activities          10,686          66,079

Cash flow from investing activities:
  Restricted deposits                                      17,910           1,067
  Purchases of property and equipment, net                (21,798)        (15,985)
  Capitalized software costs                              (10,514)         (9,700)
        Net cash used for investing activities            (14,402)        (24,618)

Cash flow from financing activities:
  Notes payable, net                                      (19,123)         (1,096)
  Proceeds (payments) under capital lease obligations       2,381            (495)
  Stock issuance proceeds, net                              4,522           8,888
  Stock repurchases                                       (21,138)              -
        Net cash provided (used) by financing activities  (33,358)          7,297

Effect of exchange rate changes on cash                    (2,347)          1,395

Net increase (decrease) in cash and cash equivalents      (39,421)         50,153
Cash and cash equivalents at beginning of period          192,876         133,299

Cash and cash equivalents at end of period              $ 153,455       $ 183,452



See notes to consolidated financial statements.




             SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             April 3, 1999

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999.

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

Recently Issued Accounting Standards

In 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. This statement is effective for fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). The Company is currently assessing the impact that the adoption of FAS 133 will have on its consolidated financial statements.

Accounts Receivable

At April 3, 1999, accounts receivable in the accompanying consolidated balance sheet is net of $23 million received by the Company under its agreement to sell its domestic accounts receivable.


Inventories

Inventories consist of the following:
(in thousands)
                                   April 3,       January 2,
                                     1999            1999

Raw materials                     $   9,828       $  14,996
Work-in-progress                      2,801           1,403
Finished goods                       82,404          69,934
                                  $  95,033       $  86,333

Property and Equipment

Property and equipment consist of the following:
(in thousands)
                                   April 3,       January 2,
                                     1999            1999

Land                              $   6,307       $   6,307
Operational equipment               238,502         230,449
Furniture and office equipment       83,663          86,069
Leasehold improvements               26,297          27,498
                                    354,769         350,323
Less accumulated depreciation      (214,283)       (216,492)
                                  $ 140,486       $ 133,831

Research and Development

Amortization of capitalized software costs, generally based on a three-year life, was $8.9 million and $7.8 million for the three month periods ended April 3, 1999 and April 4, 1998, respectively.

Notes Payable

The Company has an unsecured line of credit agreement with a group of banks which provides short-term borrowings of up to $80 million. There was no outstanding balance at either April 3, 1999 or January 2, 1999.

The Company has a short-term borrowing agreement with a foreign bank as a hedge to cover certain foreign currency exposures. Borrowings under the agreement are denominated in various foreign currencies with terms of fourteen days to three months. Proceeds from the borrowings are converted into U.S. dollars and placed in a term deposit account with the foreign bank. At April 3, 1999, maximum borrowings allowed under the agreement were approximately $80.5 million. The maximum borrowing limit is denominated in specified foreign currencies and fluctuates with the change in foreign exchange rates. Amounts outstanding were $10.4 million and $28.3 million at April 3, 1999 and January 2, 1999, respectively.

In addition to the above borrowing agreements, the Company has entered into certain other miscellaneous borrowing arrangements with a foreign bank. At April 3, 1999 and January 2, 1999, $0.4 million and $1.6 million were outstanding, respectively.

Common Stock

During 1998, the Company announced a plan to repurchase up to 4,000,000 shares of its outstanding common stock. As of April 3, 1999, the Company has repurchased 3,788,500 shares at an average price of $10.72 per share. On April 27, 1999, the Board of Directors of the Company authorized the repurchase of up to 8,000,000 shares of its outstanding common stock in addition to the 4,000,000 shares previously authorized in 1998. From the inception of the repurchase program in 1998 through May 4, 1999, the Company has repurchased a total of 3,868,500 shares at an average price of $10.69 per share.

Segment Reporting

The Company has determined that its reportable segments are those that are based on the Company's primary basis of organization and method of internal reporting - (1) Product, (2) Customer Services (CS), (3) Professional Services
(PS) and (4) Research and Development (R&D).

The tables below present information about reported segments for the three months ended April 3, 1999 and April 4, 1998, respectively, and include a reconciliation of segment activity to consolidated net income before the provision for income taxes.


Three months ended April 3, 1999:

                                         Professional  Customer   Research &
                                Product     Service     Service   Development   Consolidated


Revenue                        $ 120,528   $  26,421   $  47,030                  $ 193,979
Cost of products sold             77,184                                             77,184
Cost of service revenue                       24,781      28,705                     53,486
Gross margin                      43,344       1,640      18,325                     63,309
R&D expenses                                                         17,934          17,934
Selling, general & administrative                                                    46,313
Restructuring credits                                                                  (998)
Operating income                                                                         60
Interest, net                                                                         1,456
Other income, net                                                                        80
Income before provision for
  income taxes                                                                    $   1,596



Three months ended April 4, 1998:

                                         Professional   Customer   Research &
                                Product     Service      Service   Development   Consolidated


Revenue                        $ 118,445   $ 21,999    $  42,624                  $ 183,068
Cost of products sold             62,906                                             62,906
Cost of service revenue                      21,267       26,069                     47,336
Gross margin                      55,539        732       16,555                     72,826
R&D expenses                                                         17,064          17,064
Selling, general & administrative                                                    49,620
Operating income                                                                      6,142
Interest, net                                                                           621
Other expense, net                                                                     (934)
Income before provision for
  income taxes                                                                    $   5,829


Information concerning principal geographic areas is as follows:

                                        Three Months Ended
                                  April 3, 1999    April 4, 1998

Revenue from external customers:
  United States                     $ 101,635        $  82,697
  United Kingdom                       55,223           70,998
  Other foreign                        30,839           18,635
  Export                                6,282           10,739
Total                               $ 193,979        $ 183,068


                                  April 3, 1999   January 2, 1999
Identifiable assets:
  United States                     $ 597,044        $ 594,715
  United Kingdom                      104,457          123,346
  Other foreign                        60,171           78,054
Total                               $ 761,672        $ 796,115


Revenues are attributed to geographic areas based on the location of the identifiable assets producing the revenues. Foreign revenue is that which is produced by identifiable assets located in foreign countries while export revenue is that which is generated by identifiable assets located in the United States. Intercompany sales between geographic areas, primarily from the United States to Europe, were $25.4 million and $41.6 million for the first quarters of 1999 and 1998, respectively.

Restructuring Charges

During 1998, the Company recorded restructuring charges net of estimate revisions totaling $61.4 million in connection with management's decision to accelerate changes in its business model to leverage the strength of its technology roadmap and market position. In addition, a change in the restructuring estimate during the first quarter of 1999 resulted in a $1.0 million credit. Please refer to the discussion of restructuring costs and current period adjustments included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Earnings Per Share

(in thousands, except per share amounts)



                                   Income                Shares             Per-Share
                                 (Numerator)          (Denominator)           Amount

                              Three Months Ended   Three Months Ended   Three Months Ended
                              Apr. 3,    Apr. 4,    Apr. 3,   Apr. 4,     Apr. 3,  Apr. 4,
                               1999       1998       1999      1998        1999     1998


Basic EPS
  Income available to
    common shareholders       $ 1,220   $ 4,022     42,961    43,184       $ .03    $ .09

Effect of Dilutive Securities
  Stock options                                        347     2,104
  Employee stock purchase plan                         187       107

Diluted EPS
  Income available to
    common shareholders
    + assumed conversions     $ 1,220   $ 4,022     43,495    45,395       $ .03    $ .09



Significant Customers

The core business operations of the Company include the design, manufacture and marketing of high-performance computer systems and operating environment software. Project-oriented offerings include consulting and professional services to help customers solve complex information technology problems. The Company had no single customer that represented greater than 10% of total revenue in either of the first quarters of 1999 or 1998.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

     The Company reported total revenue and net income of $194.0 and $1.2 million, respectively in the first quarter of 1999 as compared to $183.1 million and $4.0 million, for the same period in 1998. Earnings for the quarter were down in relation to the prior year owing primarily to the Company's aggressive pricing of its mid-range NUMA-Q product lines. Consequently, product revenue growth was virtually flat over the two quarters. Professional and Service revenues, however, were up moderately, thus sustaining a composite 6% growth in total revenue. International revenue was approximately 48% of the Company's total revenue in the first quarter of 1999, down from 55% in the same period in 1998. Overall results reflect the Company's shift in strategic initiative to focus efforts on broadening product offerings and expanding its distribution channels.


REVENUE/NET INCOME
                                   Three Months Ended
(dollars in millions)         April 3,     %       April 4,
                                1999     change      1998

     Total Revenue            $ 194.0       6%     $ 183.1

       Product                $ 120.5       2%     $ 118.4
       Professional Service      26.5      20%        22.0
       Customer Service          47.0      10%        42.7

       US                     $ 101.6      23%     $  82.7
       United Kingdom            55.2     (22%)       71.0
       International             37.2      27%        29.4

     Net Income               $   1.2     (70%)    $   4.0


PRODUCT

     Competition in the hardware vendor market continues to challenge the product segment of the business and place pressures on pricing and sales margins. NUMA-Q product lines introduced during the quarter were priced aggressively to compete with these downward price pressures in the market. As a result, product revenue growth for the first quarter of 1999 increased narrowly at a rate of 2% over the same period in 1998. Normal seasonal softness also contributed to the difficulties in achieving sustained revenue growth along with significant decreases in international revenues, particularly from the Company's United Kingdom operations.


SERVICE

     Revenues from customer and professional service segments increased approximately 10% and 20%, respectively, in the first quarter of 1999 over the same period in 1998. Steady increases in the number of installed customer systems under service contracts as well as continued growth in professional service opportunities, were both factors in the overall solid revenue growth for these segments during the quarter.



The following table sets forth certain operating data as a percentage of total revenue:

                                             Three Months Ended
                                          April 3,        April 4,
                                            1999            1998
Revenue:
  End-user products                          62%             62%
  OEM products                                -               3
  Service                                    38              35
    Total revenue                           100             100
Cost of product and service                  67              60
Gross profit                                 33              40
Operating expenses:
  Research and development                    9               9
  Selling, general and administrative        24              27
  Rounding                                    -               1
  Restructuring charges (credits)             -               -
    Total operating expenses                 33              37
Operating income                              -               3
Interest and other, net                       1               -
Income before provision
  for income taxes                            1               3
Provision for income taxes                    -               1
Net income                                    1%              2%


GROSS MARGINS

              Three Months Ended
             April 3,     April 4,
               1999         1998

Product         36%          47%
Service         27%          27%


     The factors influencing gross margins in a given period include unit volumes (which affect economies of scale), product configuration mix (including the amount of third party products), changes in component and manufacturing costs, product pricing and the mix between product and service revenue.

     Total cost of sales as a percentage of total revenue increased in the first quarter of 1999 over the same period in 1998. Product cost of sales as a percentage of revenue continues to be negatively impacted by competitive pricing pressures and the impact of product transitioning. Specifically, the Company's margins were impacted by sales of Pentium Pro-based NUMA-Q products subjected to greater discounting in order to transition to the new Pentium II Xeon-based NUMA-Q product lines. Also impacting the Company's declining margins were competitive pricing on new products as well as volume of sales of third-party products, which generally yield lower margins than the Company's products.

     Service segment gross margins maintained a flat rate for the first quarter of 1999 when compared to the same period in 1998. Margin rates for services were primarily the result of the impact of cost control initiatives and other efficiencies achieved by experienced professionals in the service segments.



RESEARCH AND DEVELOPMENT

                                         Three Months Ended
(dollars in millions)               April 3,     %       April 4,
                                      1999     change      1998

Research and development expense     $17.9       5%       $17.1
As a percentage of total revenue       9%                   9%

Software costs capitalized           $10.4       7%       $ 9.7


     Research and development expense dollars increased slightly in the first quarter of 1999 in comparison with the same period in 1998. Expense as a percentage of total revenue, however, was maintained at a rate of 9%. During the first quarter of 1999, the Company continued to make investments in new software development for its next-generation of NUMA-Q products, including further development of software for the Company's NUMA-Q 1000 mid-range product line as well as enhancements to NUMACenter architecture which runs both Unix and Windows NT applications. In addition, development work began towards next-generation products to be based on 64-bit architecture.


SELLING, GENERAL AND ADMINISTRATIVE

                                            Three Months Ended
(dollars in millions)                  April 3,     %      April 4,
                                         1999     change     1998

Selling, general and administrative     $46.3      (7%)     $49.6
As a percentage of revenue               24%                 27%


     First quarter 1999 selling, general and administrative (SG&A) expenses decreased $3.3 million over the same period in 1998. Factors contributing to the decrease include the restructure during the second quarter of 1998 with its resulting impact to worldwide headcount, as well as continued cost control measures.


RESTRUCTURING CHARGES

     During 1998, the Company recorded net restructuring charges totaling $61.4 million in connection with management's decision to accelerate changes in its business model to leverage the strength of its technology roadmap and market position. In addition, a change in the restructuring estimate during the first quarter of 1999 resulted in a $1.0 million credit. It is anticipated that the restructuring actions taken in 1998 will yield operating cost reductions of approximately $25 million during 1999.

     Remaining cash outlays expected from the restructuring consist of $14.6 million for facilities and $0.2 million relating to employee termination costs. Expenditures and adjustments totaling ($1.4) million for facilities were made for the costs of excess space incurred during the period.


     The following table presents a summary of the activity in the restructuring accrual during the first quarter of 1999 and the resulting net balance sheet amounts as of April 3, 1999. The balance of accrued restructuring costs of $14.8 million at April 3, 1999 is included in Accounts Payable and Other in the accompanying balance sheet.

(dollars in millions)


                                                First
                            Balance at         Quarter      Write-offs/    Balance at
                          January 2, 1999    Expenditures   Adjustments   April 3, 1999


Employee termination and
  related costs               $  0.2            $    -        $    -         $  0.2
Prepaid software licenses        0.3                 -          (0.3)             -
Facilities                      16.0              (1.3)         (0.1)          14.6
Capital assets                     -                 -             -              -
Capitalized software               -                 -             -              -
Goodwill                           -                 -             -              -
Other assets                       -                 -             -              -
                              $ 16.5            $ (1.3)       $ (0.4)        $ 14.8



INTEREST AND OTHER, NET

(dollars in millions)
                                      Three Months Ended
                              April 3,       %          April 4,
                                1999       change         1998

Interest income                $ 2.1         11%         $ 1.9
Interest expense                (0.6)       (54%)         (1.3)
Other, net                       0.1       (111%)         (0.9)


     Interest income is primarily generated from invested cash and cash equivalents and restricted deposits held at foreign and domestic banks. Interest expense includes costs related to foreign currency hedging loans, interim short-term borrowings and capital lease obligations. The decrease in interest expense in the first quarter of 1999 over the same period in 1998 is attributed to the decrease in the use of the Company's short-term borrowing agreement in 1999 to manage foreign currency exposures.

     Other income (expense) consists primarily of net realized and unrealized foreign exchange gains and losses. Other net income of $0.1 million in the first quarter of 1999 is a result of effective hedge activity during the quarter.


INCOME TAXES

     The Company provided $375,000 for income taxes in the first quarter of 1999 based on a net profit before tax of $1.6 million. The difference between the statutory rate and the effective tax rate of 23.5% for the first quarter of 1999 is principally due to the benefit from the research tax credit and the Company's Foreign Sales Corporation.

     The effective rate of 23.5% for the first quarter of 1999 compares to an effective tax rate benefit of 31.0% for 1998. The change in the tax rate is due primarily to permanent tax benefits such as the Foreign Sales Corporation and research and experimentation credits which do not fluctuate based on differences in pre-tax earnings (losses) year over year.


LIQUIDITY AND CAPITAL RESOURCES

     Working capital was $297.3 million at April 3, 1999 compared to $324.7 million at January 2, 1999. The Company's current ratio was 2.4:1 at both April 3, 1999 and January 2, 1999.

     Cash and cash equivalents decreased $39.4 million during the first quarter of 1999. The decrease resulted primarily from cash used in financing activities, specifically, payments of $19.1 million for notes payable and $21.1 million for stock repurchases. Investments during the quarter in property and equipment and capitalized software approximated $21.8 million and $10.5 million, respectively.

     The Company has a $40 million receivable sales facility with a group of banks. At April 3, 1999, accounts receivable in the accompanying consolidated balance sheet is net of $23 million received by the Company under this agreement to sell its domestic accounts receivable.

     The Company maintains an $80 million revolving line of credit agreement. The line is unsecured and extends through April 3, 2001. The line contains certain financial covenants and prohibits the Company from paying dividends without the lenders' consent. At April 3, 1999, there was no outstanding balance under the line of credit.

     The Company maintains a short-term borrowing agreement with a foreign bank to cover foreign currency exposures. Maximum borrowings allowed under the foreign bank agreement were $80.5 million, of which $10.4 million was outstanding at April 3, 1999 (based on currency exchange rates on such date).

     The Company also maintains a miscellaneous borrowing arrangement with a foreign bank. At April 3, 1999, $0.4 million was outstanding under this agreement.

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

     Sequent is executing a company-wide Year 2000 Readiness Program (Program) for the Company's products, on-going operations (operations), mission-critical information systems (IS) and key suppliers (suppliers). While the majority of business critical century date change issues were identified and remediated before the end of 1998, ongoing remediation, testing and contingency planning is expected to continue throughout 1999. The Year 2000 Readiness Program is organized into six major phases: 1) exposure inventory, 2) risk assessment,
3) prioritization, 4) remediation (either by repair or replacement),
5) contingency planning and 6)testing/verification. These stages have been largeley completed for the Company's standard products and are in progress for ongoing operational issues as well as critical suppliers. The Program organization consists of a Steering Committee made up of Company executives, a Year 2000 taskforce representing each of the Company's major departments and a Year 2000 Project Management Office. In addition, several Focus Teams have been set up to deal with cross-functional issues related to customers, partners, suppliers and major business process contingency plans. Operational program work is being done by each of the Company's departments with oversight by the Year 2000 Program Office. Operational program work includes the Company's critical business computer applications, data and infrastructure. Mission-critical third party service and equipment suppliers are being contacted via written inquiry, as well as direct discussion, to understand and mitigate potential risks.

     The current status of the Company's Year 2000 Readiness Program is as follows:

     The Company's current line of hardware products, which are designed and manufactured to the Company's specifications, are Year 2000 ready if utilized with the appropriate version of the operating system software. The Company cannot ensure that its software products do not contain undetected problems associated with Year 2000 compliance. Such problems, should they occur, may result in material adverse effects on future operating results. Of the Company's eight Operations remediations programs, five have completed the remediation phase and three are still in process. Among the latter, remediation status ranges from 40% to 90% complete. Identified business critical exposures are expected to be resolved by the second quarter of 1999. The Company's Supplier readiness program is managed through its Global Sourcing and Procurement group. Of those suppliers identified as business critical, all have informed the Company that they have remediation plans in place and completion is planned on or before the end of the second quarter of 1999. The Company's Information Systems group is remediating both critical IS applications and IT infrastructure. Of the identified enterprise level business critical appliations, 100% have now been remediated. All IS-manged applications, regardless of business criticality, will be remediated, replaced or retired, worldwide. Remediation of the Company's worldwide IT infrastructure (networks, servers and PCs) is 90% complete. Any other IT exposures, such as workgroup level software applications, are being identified and dealt with as part of individual department Y2K programs.

     The total cost of the Program is currently estimated to be approximately $10 million and is being funded through operating cash flows. The Company is expensing costs associated with identification and resulting changes to these systems, but does not expect the amounts to have a material effect on its financial position or results of operations. These costs are not incremental as the Company's internal IS development resources were re-directed solely to the Year 2000 remediation effort during 1998. In 1999, resources required for the remediation effort have not materially affected new development projects scheduled and budgeted. As of April 3, 1999, the total amount expended on the Program was approximately $6 million, with the majority of the costs representing hardware and labor expenditures.

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


DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS

Risk Management Strategy

     In the normal course of business, Sequent enters into various financial instruments, including derivative financial instruments, for purposes other than trading. Derivative financial instruments are not entered into for speculative purposes. These instruments primarily consist of accounts receivable, short-term investments, short-term debt, forward exchange contracts and option contracts which are used to reduce Sequent's exposure to currency exchange rates. At inception, foreign exchange contracts are designated as hedges of firmly committed or forecasted transactions. These transactions are generally expected to be completed in less than one year. The forward contracts and options generally mature within twelve months. The majority of Sequent's foreign exchange forward contracts are to exchange Japanese Yen, Australian Dollars and New Zealand Dollars. The option contracts are no-cost collars and exchange British Pounds and Korean Won.

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

                         1999 Forecast Rental Payments

     Base Rate                      $1,957K
     Base Rate plus 10%             $2,072K
     Base Rate less 10%             $1,748K

Foreign Exchange Risk

     The table below presents foreign exchange contracts, options and debt at April 3, 1999 and January 2, 1999 (in thousands). The notional amounts represent agreed upon amounts on which calculations of dollars to be exchanged are based, and are an indication of the extent of Sequent's involvement in such instruments. They do not represent amounts exchanged by the parties and, therefore, are not a measure of the instruments.

(in thousands)
                           Contract     Carrying Amount          Fair Value
                            Amount     Asset   Liability     Asset    Liability
  April 3, 1999

  FX Forward Contracts     $  8,975     $ -     $     -     $ 8,975    $ 8,975
  FX Options (net)           97,570       -           -       1,439         71
  Debt                       10,370       -      10,370           -     10,370

  January 2, 1999

  FX Forward Contracts     $  8,086     $ -     $     -     $ 8,086    $ 8,086
  FX Options (net)          129,100       -           -         135        123
  Debt                       28,244       -      28,244           -     28,244


     Fair values of financial instruments represent estimates of possible value that may not be realized in the future.


EUROPEAN SALES OPERATIONS

     In January 1999, the Company signed a strategic partnership agreement with Comparex, one of Europe's leading suppliers of complete solutions for IT infrastructures. The partnership, which was effective March 1, 1999, allows Comparex to take responsibility for Sequent's sales activities in Austria, Belgium, Germany, the Netherlands, Portugal, Spain and Switzerland. The Company's operations in the United Kingdom and France geographies, which represent the majority of the Company's European business, were not included in the partnership agreement. The majority of the Company's personnel in the countries included under the agreement became employees of Comparex with the exception of certain individuals retained to manage and support the relationship with Comparex and to provide specialist skills and expertise. The agreement provided for the sale of certain assets to Comparex at recorded net book value. Total book value of the assets sold during the first quarter of 1999 was approximately $9 million. Management anticipates that the relationship with Comparex will positively impact both revenues and operating income in 1999 and 2000 in these geographies.


FORWARD-LOOKING STATEMENTS

     Information in this report that is not historical information, including information regarding development and release of new products, anticipated savings resulting from the restructure, year 2000 issues and the Company's relationship with Comparex, constitutes forward-looking statements that involve a number of risks and uncertainties. A number of factors could cause actual results to differ materially from the forward-looking statements. New product development may be delayed or unsuccessful due to technical difficulties encountered, resource constraints and other reasons. Factors that affect year 2000 issues are set forth above under the section titled "Impact of the Year 2000 Issue". Anticipated benefits from the arrangement with Comparex could be adversely affected if Comparex does not sell Sequent products at the expected levels. Additional information regarding factors that may affect the Company's future results is set forth at the end of Item 1 in the Company's Annual Report on Form 10-K for the year ended January 2, 1999. The Company's forward-looking statements apply only as of the date made. The Company undertakes no obligation to publicly release the results of any revisions to forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)     Exhibit 11 - Statement regarding computation of earnings per share

   (b)     Exhibit 27 - Financial Data Schedule

   (c) The Company filed a report on Form 8-K, dated March 26, 1999, reporting under Item 4 the approval of the Audit Committee of the Board of Directors to dismiss PricewaterhouseCoopers LLP as its independent auditors. The Company is in the process of selecting new independent auditors for its current fiscal year.




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


                                Date:    May 17, 1999






                                                                 Exhibit 11



            SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
                     STATEMENT SHOWING CALCULATION
                       OF THE BASIC AND DILUTED
                          EARNINGS PER SHARE
               (In thousands, except per share amounts)




                                   Income                Shares             Per-Share
                                 (Numerator)          (Denominator)           Amount

                              Three Months Ended   Three Months Ended   Three Months Ended
                               Apr. 3,   Apr. 4,    Apr. 3,  Apr. 4,     Apr. 3,  Apr. 4,
                                1999      1998       1999     1998        1999     1998


Basic EPS
  Income available to
    common shareholders        $ 1,220   $ 4,022    42,961   43,184      $ .03    $ .09

Effect of Dilutive Securities
  Stock options                                        347    2,104
  Employee stock purchase plan                         187      107

Diluted EPS
  Income available to
    common shareholders
    + assumed conversions     $ 1,220   $ 4,022     43,495   45,395      $ .03    $ .09








                                                              Exhibit 27

SEQUENT COMPUTER SYSTEMS, INC.
FINANCIAL DATA SCHEDULE
APRIL 3, 1999




       Amount    Item Number       Item Description

  153,455,000    5-02 (1)          Cash and Cash Items
            -    5-02 (2)          Marketable Securities
  218,555,000    5-02 (3) (a) (1)  Notes and Accounts Receivable-Trade
    3,586,000    5-02 (4)          Allowances for Doubtful Accounts
   95,033,000    5-02 (6)          Inventory
  510,898,000    5-02 (9)          Total Current Assets
  354,769,000    5-02 (13)         Property, Plant and Equipment
  214,283,000    5-02 (14)         Accumulated Depreciation
  761,672,000    5-02 (18)         Total Assets
  213,600,000    5-02 (21)         Total Current Liabilities
            -    5-02 (22)         Bonds, Mortgages and Similar Debt
            -    5-02 (28)         Preferred Stock - Mandatory Redemption
            -    5-02 (29)         Preferred Stock - No Mandatory Redemption
      421,000    5-02 (30)         Common Stock
  494,567,000    5-02 (31)         Other Shareholders Equity
  761,672,000    5-02 (32)         Total Liabilities and Stockholders' Equity

  120,528,000    5-03 (b) 1(a)     Net Sales of Tangible Products
  193,979,000    5-03 (b) 1        Total Revenue
   77,184,000    5-03 (b) 2(a)     Cost of Tangible Goods Sold
  193,919,000    5-03 (b) 2        Total Costs and Expenses Applicable to
                                   Sales and Revenues
       80,000    5-03 (b) 3        Other Costs and Expenses
            -    5-03 (b) 5        Provision for Doubtful Accounts and Notes
      418,000    5-03 (b) 8        Interest and Amortization of Debt Discount
    1,596,000    5-03 (b) (10)     Income Before Taxes and Other Items
      376,000    5-03 (b) (11)     Income Tax Expenses
    1,220,000    5-03 (b) (14)     Income/Loss Continuing Operations
            -    5-03 (b) (15)     Discontinued Operations
            -    5-03 (b) (17)     Extraordinary Items
            -    5-03 (b) (18)     Change in Accounting Principle
    1,220,000    5-03 (b) (19)     Net Income or Loss
         0.03    5-03 (b) (20)     Earnings Per Share - Basic
         0.03    5-03 (b) (20)     Earnings Per Share - Diluted