Form 10-Q
period 1999-07-03
SEQUENT COMPUTER SYSTEMS INC /OR/
filed 1999-08-12
CIK 811716

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                              FORM 10-Q


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 3, 1999 or
( ) Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from __________ to
    __________.

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


42,214,367 common shares were issued and outstanding as of August 6, 1999.




                      SEQUENT COMPUTER SYSTEMS, INC.

                      PART I. FINANCIAL INFORMATION



                                                                     Page No.
Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets - July 3, 1999 and
         January 2, 1999                                                 3

         Consolidated Statements of Operations - Three months
         and six months ended July 3, 1999 and July 4, 1998              4

         Consolidated Statements of Shareholders' Equity -
         January 2, 1999 through July 3, 1999                            5

         Consolidated Statements of Cash Flows - Six months ended
         July 3, 1999 and July 4, 1998                                   6

         Notes to Consolidated Financial Statements                      7

Item 2.  Management's Discussion and Analysis of Financial
         Conditions and Results of Operations                           13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Information with respect to quantitative and qualitative disclosures about market risk is included under "Derivative and Other Financial Instruments" under "Management's
         Discussion and Analysis of Financial Conditions and
         Results of Operations."


                       PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders            23

Item 6.  Exhibits and Reports on Form 8-K                               23



SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)



                                                July 3, 1999   January 2, 1999
                                                 (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                       $ 109,073       $ 192,876
  Restricted deposits                                14,728          28,280
  Receivables, net                                  190,922         221,611
  Inventories                                       108,262          86,333
  Prepaid royalties and other                        30,248          23,282
       Total current assets                         453,233         552,382

Property and equipment, net                         130,445         133,831
Capitalized software costs, net                      75,195          72,469
Other assets, net                                    48,851          37,433
       Total assets                               $ 707,724       $ 796,115

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                   $  15,018       $  29,908
  Accounts payable and other                         97,433         124,099
  Accrued payroll                                    12,747          19,070
  Unearned revenue                                   46,149          47,446
  Income taxes payable                                5,799           4,865
  Current obligations under capital leases            4,335           2,320
       Total current liabilities                    181,481         227,708

Other accrued expenses                                6,121           8,073
Long-term obligations under capital leases            6,531           7,480
       Total liabilities                            194,133         243,261

Shareholders' equity:
  Common stock, $.01 par value, 100,000 shares
    authorized, 42,098 and 43,471 shares
    outstanding                                         421             435
  Paid-in capital                                   491,922         511,169
  Retained earnings                                  31,575          46,883
  Accumulated other comprehensive income:
    Foreign currency translation adjustment         (10,327)         (5,633)
       Total shareholders' equity                   513,591         552,854
         Total liabilities and shareholders'
         equity                                   $ 707,724       $ 796,115


See notes to consolidated financial statements.



SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited
(in thousands, except per share amounts)



                                           Three Months Ended                  Six Months Ended
                                      July 3, 1999    July 4, 1998      July 3, 1999     July 4, 1998

Revenue:
  Product                               $  73,643       $ 120,301         $ 194,171      $ 238,746
  Service                                  69,874          65,376           143,325        129,999
    Total revenue                         143,517         185,677           337,496        368,745

Costs and expenses:
  Cost of products sold                    51,294          82,541           128,478        145,447
  Cost of service revenue                  49,501          48,159           102,987         95,495
  Research and development                 18,032          19,692            35,966         36,756
  Selling, general and administrative      50,881          58,237            97,194        107,857
  Restructuring charges (credits)            (635)         62,898            (1,633)        62,898
    Total costs and expenses              169,073         271,527           362,992        448,453

Operating loss                            (25,556)        (85,850)          (25,496)       (79,708)

Interest, net                                 881           1,261             2,337          1,882
Other, net                                 (1,260)           (493)           (1,180)        (1,427)

Loss before benefit from
  income taxes                            (25,935)        (85,082)          (24,339)       (79,253)
Benefit from income taxes                   9,407          26,330             9,031         24,523
Net loss                               $  (16,528)      $ (58,752)        $ (15,308)     $ (54,730)

Net loss per share - basic             $    (0.39)      $   (1.34)        $   (0.36)     $   (1.26)

Net loss per share - diluted           $    (0.39)      $   (1.34)        $   (0.36)     $   (1.26)


Shares used in the calculation of
  net loss per share - basic               42,019          43,729            42,872         43,457

Shares used in the calculation of
  net loss per share - diluted             42,019          43,729            42,872         43,457





SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)


                                                                                    Foreign
                                                                                   Currency                   Total
                                         Common Stock     Paid-in     Retained    translation             comprehensive
                                       Shares    Amount   capital     Earnings    adjustment      Total       income


Balance, January 2, 1999                43,471    $ 435    $511,169    $46,883      $ (5,633)   $552,854     $

Common shares issued                       677        7       4,362          -             -       4,369
Common shares repurchased               (2,055)     (21)    (21,117)         -             -     (21,138)
Tax benefit of option exercises              -        -         153          -             -         153
Net income                                   -        -           -      1,220             -       1,220        1,220
Foreign currency translation adjustment      -        -           -          -        (3,883)     (3,883)      (3,883)
Balance, April 3, 1999 (unaudited)      42,093    $ 421    $494,567    $48,103      $ (9,516)   $533,575     $ (2,663)

Common shares issued                       802        8       6,486          -             -       6,494
Common shares repurchased                 (797)      (8)     (9,315)         -             -      (9,323)
Tax benefit of option exercises              -        -         184          -             -         184
Net loss                                     -        -           -    (16,528)            -     (16,528)     (16,528)
Foreign currency translation adjustment      -        -           -          -          (811)       (811)        (811)
Balance, July 3, 1999 (unaudited)       42,098    $ 421    $491,922    $31,575      $(10,327)   $513,591     $(20,002)




See notes to consolidated financial statements.




SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
(in thousands)




                                                                Six Months Ended
                                                         July 3, 1999     July 4, 1998


Cash flow from operating activities:
  Net loss                                                $ (15,308)       $ (54,730)
  Reconciliation of net loss to net cash and
    cash equivalents provided by operating activities -
     Depreciation and amortization                           45,979           44,325
     Restructuring charges (credits) not affecting cash        (307)          60,259
     Deferred income taxes                                  (12,736)         (22,670)
     Changes in assets and liabilities -
       Receivables, net                                      30,689           88,954
       Inventories                                          (21,929)           3,739
       Prepaid royalties and other                           (6,749)         (14,421)
       Accounts payable and other                           (24,947)          30,208
       Accrued payroll                                       (6,328)         (10,566)
       Unearned revenue                                      (1,297)            (684)
       Income taxes payable                                     934              800
       Other, net                                            (2,619)         (17,840)
         Net cash provided (used) by operating activities   (14,618)          46,958

Cash flow from investing activities:
  Restricted deposits                                        13,552           28,507
  Purchases of property and equipment, net                  (26,013)         (24,610)
  Capitalized software costs                                (21,070)         (20,217)
         Net cash used for investing activities             (33,531)         (16,320)

Cash flow from financing activities:
  Notes payable, net                                        (14,890)         (28,854)
  Proceeds (payments) under capital lease obligations         1,065           (1,125)
  Stock issuance proceeds, net                               11,200           15,311
  Stock repurchases                                         (30,461)          (4,945)
         Net cash used by financing activities              (33,086)         (19,613)

Effect of exchange rate changes on cash                      (2,568)             951

Net increase (decrease) in cash and cash equivalents        (83,803)          11,976
Cash and cash equivalents at beginning of period            192,876          133,299

Cash and cash equivalents at end of period                $ 109,073        $ 145,275




See notes to consolidated financial statements.





              SEQUENT COMPUTER SYSTEMS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              July 3, 1999

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

Recently Issued Accounting Standards

In 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The FASB has delayed the effective date to fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). The Company is currently assessing the impact that the adoption of FAS 133 will have on its consolidated financial statements.

Accounts Receivable

At July 3, 1999, accounts receivable in the accompanying consolidated balance sheet is net of $27 million received by the Company under its agreement to sell its domestic and foreign accounts receivable.


Inventories

Inventories consist of the following:
(in thousands)
                                      July 3,        January 2,
                                       1999             1999

Raw materials                       $  13,585        $  14,996
Work-in-progress                        1,338            1,403
Finished goods                         93,339           69,934
                                    $ 108,262        $  86,333

Property and Equipment

Property and equipment consist of the following:
(in thousands)
                                      July 3,        January 2,
                                       1999             1999

Land                                $   6,307        $   6,307
Operational equipment                 232,858          230,449
Furniture and office equipment         79,884           86,069
Leasehold improvements                 30,689           27,498
                                      349,738          350,323
Less accumulated depreciation        (219,293)        (216,492)
                                    $ 130,445        $ 133,831

Research and Development

Amortization of capitalized software costs, generally based on a three-year life, was $18.3 million and $15.5 million for the six month periods ended July 3, 1999 and July 4, 1998, respectively.

Notes Payable

The Company has an unsecured line of credit agreement with a group of banks which provides short-term borrowings of up to $80 million. There was no outstanding balance at either July 3, 1999 or January 2, 1999.

The Company has a short-term borrowing agreement with a foreign bank as a hedge to cover certain foreign currency exposures. Borrowings under the agreement are denominated in various foreign currencies with terms of fourteen days to three months. Proceeds from the borrowings are converted into U.S. dollars and placed in a term deposit account with the foreign bank. At July 3, 1999, maximum borrowings allowed under the agreement were approximately $78.2 million. The maximum borrowing limit is denominated in specified foreign currencies and fluctuates with the change in foreign exchange rates. Amounts outstanding were $14.7 million and $28.3 million at July 3, 1999 and January 2, 1999, respectively.

In addition to the above borrowing agreements, the Company has entered into certain other miscellaneous borrowing arrangements with a foreign bank. At July 3, 1999 and January 2, 1999, $0.3 million and $1.6 million were outstanding, respectively.

Common Stock

During 1998, the Company announced a plan to repurchase up to 4,000,000 shares of its outstanding common stock. On April 27, 1999, the Board of Directors of the Company authorized the repurchase of up to 8,000,000 shares of its outstanding common stock in addition to the 4,000,000 shares previously authorized in 1998. As of July 3, 1999, the Company has repurchased 4,585,700 shares at an average price of $10.90 per share.

Segment Reporting

The Company has determined that its reportable segments are those that are based on the Company's primary basis of organization and method of internal reporting - (1) Product, (2) Customer Services (CS), (3) Professional Services
(PS) and (4) Research and Development (R&D).

The tables below present information about reported segments for the three months ended July 3, 1999 and July 4, 1998, respectively, and include a reconciliation of segment activity to consolidated net income before the provision for income taxes.

Three months ended July 3, 1999:


                                            Professional   Customer    Research &
                                   Product     Service     Service    Development   Consolidated


Revenue                           $  73,643   $ 24,269     $ 45,605                  $ 143,517
Cost of products sold                51,294                                             51,294
Cost of service revenue                         22,006       27,495                     49,501
Gross margin                         22,349      2,263       18,110                     42,722
R&D expenses                                                             18,032         18,032
Selling, general & administrative                                                       50,881
Restructuring credits                                                                     (635)
Operating income                                                                       (25,556)
Interest, net                                                                              881
Other income, net                                                                       (1,260)
Loss before benefit from
  income taxes                                                                       $ (25,935)




Six months ended July 3, 1999:



                                            Professional   Customer  Research &
                                   Product    Service      Service   Development    Consolidated


Revenue                           $ 194,171   $ 50,690     $ 92,635                  $ 337,496
Cost of products sold               128,478                                            128,478
Cost of service revenue                         46,787       56,200                    102,987
Gross margin                         65,693      3,903       36,435                    106,031
R&D expenses                                                           35,966           35,966
Selling, general & administrative                                                       97,194
Restructuring credits                                                                   (1,633)
Operating income                                                                       (25,496)
Interest, net                                                                            2,337
Other income, net                                                                       (1,180)
Loss before benefit from
  income taxes                                                                       $ (24,339)



Three months ended July 4, 1998:



                                              Professional  Customer   Research &
                                    Product     Service     Service   Development   Consolidated


Revenue                            $ 120,301    $ 42,853    $ 22,523                 $ 185,677
Cost of products sold                 82,541                                            82,541
Cost of service revenue                           21,796      26,363                    48,159
Gross margin                          37,760      21,057      (3,840)                   54,977
R&D expenses                                                             19,692         19,692
Selling, general & administrative                                                       58,237
Restructuring charges                                                                   62,898
Operating income                                                                       (85,850)
Interest, net                                                                            1,261
Other expense, net                                                                        (493)
Loss before benefit from
  income taxes                                                                       $ (85,082)



Six months ended July 4, 1998:



                                             Professional   Customer   Research &
                                   Product     Service      Service   Development   Consolidated


Revenue                           $ 238,746    $ 44,522     $ 85,477                 $ 368,745
Cost of products sold               145,447                                            145,447
Cost of service revenue                          43,063       52,432                    95,495
Gross margin                         93,299       1,459       33,045                   127,803
R&D expenses                                                            36,756          36,756
Selling, general & administrative                                                      107,857
Restructuring credits                                                                   62,898
Operating income                                                                       (79,708)
Interest, net                                                                            1,882
Other income, net                                                                       (1,427)
Loss before benefit from
  income taxes                                                                       $ (79,253)



Information concerning principal geographic areas is as follows:


                                     Three Months Ended              Six Months Ended
                                 July 3, 1999  July 4, 1998     July 3, 1999  July 4, 1998


Revenue from external customers:
  United States                    $  64,963     $ 100,363        $ 166,598     $ 183,060
  United Kingdom                      51,891        63,783          107,114       134,781
  Other foreign                       23,159        22,422           53,998        41,056
  Export                               3,504          (891)           9,786         9,848
Total                              $ 143,517     $ 185,677        $ 337,496     $ 368,745



                                 July 3, 1999  July 4, 1998

Identifiable assets:
  United States                    $ 554,009     $ 594,715
  United Kingdom                      92,118       123,346
  Other foreign                       61,597        78,054
Total                              $ 707,724     $ 796,115


Revenues are attributed to geographic areas based on the location of the identifiable assets producing the revenues. Foreign revenue is that which is produced by identifiable assets located in foreign countries while export revenue is that which is generated by identifiable assets located in the United States. Intercompany sales between geographic areas, primarily from the United States to Europe, were $54.4 million and $80.7 million for the six months ended July 3, 1999 and July 4, 1998, respectively.

Restructuring Charges

During 1998, the Company recorded restructuring charges net of estimate revisions totaling $61.4 million in connection with management's decision to accelerate changes in its business model to leverage the strength of its technology roadmap and market position. In addition, a change in the restructuring estimate resulted in a $1.0 million credit in the first quarter of 1999 and a $0.6 million credit in the second quarter of 1999. Please refer to the discussion of restructuring costs and current period adjustments included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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


Earnings Per Share

(in thousands, except per share amounts)



                                        Loss                    Shares               Per-Share
                                     (Numerator)             (Denominator)             Amount
                                  Three Months Ended      Three Months Ended     Three Months Ended

                                  July 3,     July 4,     July 3,     July 4,    July 3,     July 4,
                                   1999        1998        1999        1998       1999        1998


Basic EPS
  Loss to common shareholders   $(16,528)   $(58,752)     42,019      43,729     $(0.39)     $(1.34)

Diluted EPS
  Loss to common shareholders   $(16,528)   $(58,752)     42,019      43,729     $(0.39)     $(1.34)



                                   Six Months Ended        Six Months Ended       Six Months Ended

                                  July 3,     July 4,     July 3,     July 4,    July 3,     July 4,
                                   1999        1998        1999        1998       1999        1998


Basic EPS
  Loss to common shareholders   $(15,308)   $(54,730)     42,872      43,457     $(0.36)     $(1.26)

Diluted EPS
  Loss to common shareholders   $(15,308)   $(54,730)     42,872      43,457     $(0.36)     $(1.26)



Diluted EPS is equal to Basic EPS due to the net losses recorded for the current and comparative periods.


Significant Customers

The core business operations of the Company include the design, manufacture and marketing of high-performance computer systems and operating environment software. Project-oriented offerings include consulting and professional services to help customers solve complex information technology problems. The Company had no single customer that represented greater than 10% of total revenue in either of the six month periods ended July 3, 1999 and July 4, 1998, respectively.





Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITIONS AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

     The Company reported total revenue and a net loss of $143.5 million and $(16.5) million, respectively, in the second quarter of 1999 as compared to $185.7 million and $(58.8) million, respectively, for the same period in 1998. Results for the six month periods ended July 3, 1999 and July 4, 1998 were revenues of $337.5 million and a net loss of $(15.3) million and revenues of $368.7 million and a net loss of $(54.7) million, respectively. International revenue was 54.7% of the Company's total revenue in the second quarter of 1999, up from 45.9% in the same period in 1998.

     The reported loss in the second quarter of 1999 is primarily due to a 39% reduction in product revenues from the same period in 1998. This reduction in product revenues is primarily attributable to the negative impact of the Company's pending merger with International Business Machines (IBM). Although the reported loss in the second quarter of 1999 was significantly lower than the same period in 1998, the 1998 loss resulted primarily from the $62.9 million restructuring charge taken in the second quarter.


REVENUE/NET INCOME

(dollars in millions)

                           Three Months Ended             Six Months Ended
                        July 3,     %     July 4,     July 3,     %      July 4,
                         1999    change    1998        1999    change     1998

Total Revenue           $ 143.5   (23)%   $ 185.7     $ 337.5    (8)%   $ 368.7

  Product               $  73.6   (39)%   $ 120.3     $ 194.2   (19)%   $ 238.7
  Professional Service     24.3     8%       22.5        50.7    14%       44.5
  Customer Service         45.6     6%       42.9        92.6     8%       85.5


  US                    $  65.0   (35)%   $ 100.4     $ 166.6    (9)%   $ 183.0
  United Kingdom           51.9   (19)%      63.8       107.1   (21)%     134.8
  International            26.6    24%       21.5        63.8    25%       50.9

  Net Loss              $ (16.5)   72%    $ (58.8)    $ (15.3)   72%    $ (54.7)


PRODUCT

     Product revenue for the second quarter of 1999 decreased 39% over the same period in 1998. Product revenue was down 19% for the first six months of 1999 compared to the same period in 1998. The significant decline in product revenue in the second quarter and first six months of 1999 is attributable to a variety of factors, the most significant being early press reports of the Company's pending merger with IBM. The Company believes uncertainty about the potential merger caused some customers to postpone planned purchases. Additionally, sales to the Company's largest customer declined by approximately $26 million in the second quarter of 1999 over the same period in 1998.


SERVICE

     Revenues from customer and professional service segments increased approximately 6% and 8%, respectively, in the second quarter of 1999 over the same period in 1998. Year to date increases as of the second quarter over the prior year results were 8% and 14% for the same segments, respectively.

     Customer service revenue increases were based upon a growing number of installed systems under service contracts. These increases were restricted by significantly lower product revenue volumes and related installation revenues recorded by this business segment for the three and six month periods ended July 3, 1999. In addition, the impact of extended warranties granted on certain of the Company's product lines deferred revenue into future periods covered by the warranty contracts.

     Professional service revenue increases reflected growth in this business segment across each of the Company's major geographic operations. These increases were partially offset by a reduction in quarter over quarter revenues from the Company's largest customer totaling $1.7 million.

The following table sets forth certain operating data as a percentage of total revenue:


                                       Three Months Ended    Six Months Ended
                                        July 3,  July 4,     July 3,  July 4,
                                         1999     1998        1999     1998
Revenue:
  End-user products                       51%      65%         58%      63%
  OEM products                             -        -           -        2
  Service                                 49       35          42       35
    Total revenue                        100      100         100      100
Cost of products and services             70       70          69       65
Gross margin                              30       30          31       35
Operating expenses:
  Research and development                13       11          11       10
  Selling, general and administrative     35       31          29       29
  Restructuring charges                    -       34          (1)      17
  Rounding                                 -        -           -        1
    Total operating expenses              48       76          39       57
Operating loss                           (18)     (46)         (8)     (22)
Interest and other, net                    -        1           1        -
Loss before benefit from income taxes    (18)     (45)         (7)     (22)
Benefit from income taxes                  7       14           3        7
Net loss                                 (11)%    (31)%        (4)%    (15)%


GROSS MARGINS

              Three Months Ended     Six Months Ended
               July 3,   July 4,     July 3,   July 4,
                1999      1998        1999      1998

Product          30%       31%         34%       39%
Service          29%       26%         28%       27%
Total            30%       30%         31%       35%


     The factors influencing total gross margins in a given period include product unit volumes (which affect economies of scale), product configuration mix (including the amount of third party products), changes in component and manufacturing costs, competitive impact on product pricing, cost containment in service delivery activities and the mix between product and service revenue.

     Product gross margins rates decreased in the second quarter of 1999 compared to the same period in 1998. This decrease is primarily attributable to a higher content of third party products sold (which yield lower gross margins than Sequent products) in 1999 compared to 1998, ongoing competitive pricing pressures, and lower product volumes. The magnitude of the decrease in product gross margins was diminished by certain charges for inventory obsolescence provisions taken during the second quarter of 1998, which did not reoccur in 1999.

     Service gross margin rates improved in the second quarter of 1999 compared to the same period in 1998. Both professional service and customer service segments improved their respective gross margin rates by cost containment initiatives that held spending to lower rates of increases than the corresponding revenue increases.


RESEARCH AND DEVELOPMENT

(dollars in millions)


                                        Three Months Ended            Six Months Ended
                                     July 3,     %     July 4,   July 3,     %     July 4,
                                      1999    change    1998      1999    change    1998


Research and development expense     $ 18.0    (9)%    $ 19.7    $ 36.0    (2)%    $ 36.8
As a percentage of total revenue        13%               11%       11%               10%

Software costs capitalized           $ 10.5    31%     $  8.0    $ 21.0    19%     $ 17.7


     Research and development expense dollars decreased both in the second quarter and the first half of 1999 in comparison with the same periods in 1998. Spending reductions resulted from cost efficiencies in total engineering spending, reductions in certain engineering activities outside the United States and certain other non-recurring charges taken in the second quarter of 1998. Expense as a percentage of total revenue, however, increased 2% from 11% of total revenue in the second quarter of 1998 to 13% of total revenue in the second quarter of 1999, solely due to the significant reduction
in total revenues between those two periods.   The Company anticipates
increases in research and development expenditures in the second half of 1999 based upon product releases scheduled in the second half of the year as well as major product initiatives based on 64-bit architecture on the product roadmap for the year 2000.


SELLING, GENERAL AND ADMINISTRATIVE

(dollars in millions)


                                           Three Months Ended             Six Months Ended
                                        July 3,     %     July 4,    July 3,     %     July 4,
                                         1999    change    1998       1999    change    1998


Selling, general and administrative     $ 50.9    (13)%   $ 58.2     $ 97.2    (10)%   $ 107.9
As a percentage of total revenue          35%                31%        29%                29%



     Second quarter 1999 selling, general and administrative (SG&A) expenses decreased $7.3 million over the same period in 1998 and $10.7 million over the six month period ended July 3, 1999 compared to the same period in 1998. Substantially all of the decreases are attributable to lower headcount, particularly in field sales and support personnel, combined with lower commission costs on significantly lower revenue volumes.


RESTRUCTURING CHARGES

     During the second quarter of 1998, the Company recorded restructuring charges totaling $62.9 million in connection with management's decision to accelerate changes in its business model to leverage the strength of its technology roadmap and market position. Subsequent changes in the restructuring estimate during the first and second quarters of 1999 resulted in credits of $1.0 million and $0.6 million, respectively. It is anticipated that the restructuring actions taken in 1998 will yield operating cost reductions of approximately $25 million during 1999.

     Remaining cash outlays expected from the restructuring consist of $13.3 million for facilities and $0.2 million relating to employee termination and related costs. Expenditures totaling $1.3 million for facilities were made for the costs of excess space incurred during the second quarter of 1999.

     The following table presents a summary of the activity in the restructuring accrual during the second quarter of 1999 and the resulting net balance sheet amounts as of July 3, 1999. The balance of accrued restructuring costs of $13.5 million at July 3, 1999 is included in Accounts Payable and Other in the accompanying balance sheet.

(dollars in millions)

                                         First
                       Balance at       Quarter     Write-offs/    Balance at
                     January 2, 1999  Expenditures  Adjustments  April 3, 1999

Employee termination
 and related              $ 0.2          $   -         $   -          $ 0.2
Prepaid software licenses   0.3              -          (0.3)             -
Facilities                 16.0           (1.3)         (0.1)          14.6
                          $16.5          $(1.3)        $(0.4)         $14.8


                                        Second
                       Balance at       Quarter      Write-offs/    Balance at
                      April 3, 1999   Expenditures   Adjustments   July 3, 1999

Employee termination
 and related              $ 0.2          $   -         $   -          $ 0.2
Prepaid software licenses     -              -             -              -
Facilities                 14.6           (1.3)            -           13.3
                          $14.8           (1.3)        $   -          $13.5




OPERATING LOSS


                                    Three Months Ended            Six Months Ended
                                 July 3,     %     July 4,   July 3,     %     July 4,
                                  1999    change    1998      1999    change    1998


Operating loss before
  restructuring                  $(26.2)    14%    $(23.0)   $(27.1)    61%    $(16.8)
Restructuring charges (credits)    (0.6)             62.9      (1.6)             62.9
Operating loss                   $(25.6)   (70)%   $(85.9)   $(25.5)   (68)%   $(79.7)



     Operating losses for the second quarter of 1999 decreased 70% over the same period in 1998. Losses for the first six months of 1999 decreased 68% over the same period in 1998. These losses include restructuring charges (credits) of $(0.6) million and $62.9 million for the quarters ended July 3, 1999 and July 4, 1998, and $(1.6) million and $62.9 million for the six months ended July 3, 1999 and July 4, 1999, respectively. The quarter over quarter operating loss before the impact of the restructuring charge increased 14% from 1998 to 1999, primarily due to the decrease in product revenues.



INTEREST AND OTHER, NET

(dollars in millions)

                        Three Months Ended          Six Months Ended
                      July 3,   %     July 4,    July 3,   %     July 4,
                       1999   change   1998       1999   change   1998

Interest income       $ 1.2   (54)%   $ 2.6      $ 3.3   (27)%   $ 4.5
Interest expense      $(0.3)  (77)%   $(1.3)     $(0.9)  (67)%   $(2.7)
Other expense, net    $(1.3)  160%    $(0.5)     $(1.2)  (14)%   $(1.4)

     Interest income is primarily generated from invested cash and cash equivalents and restricted deposits held at foreign and domestic banks. Interest expense includes costs related to foreign currency hedging loans, interim short-term borrowings and capital lease obligations. The $1.4 million decrease in interest income for the three months ended July 3, 1999 was the result of a $38 million reduction in the average cash balance earning interest in the United States as well as a $25 million reduction in the average hedge deposit in Europe. The decrease in interest expense as of July 3, 1999 over the same period in 1998 is attributed to the decrease in the use of the Company's short-term borrowing agreement to manage foreign currency exposures.

     Interest income decreased $1.2 million for the six months ended July
3, 1999 compared to the first six months ended July 4, 1999 due to a reduction in average cash balances in the United States and Europe as well as lower interest rates in the United States. The $1.8 million reduction in interest expense over the same period was due to reduced usage of the Company's short-term borrowing agreement in Europe and lower interest rates in the United States.

     Other net expense consists primarily of net realized and unrealized foreign exchange gains and losses. The $0.8 million increase in other expense in the second quarter of 1999 over the same period in 1998 is due primarily to realized and unrealized foreign currency losses resulting from hedges of Asia Pacific and French translation exposures and transaction hedges of the British Pound and Korean Won.

     For the six months ended July 3, 1999 other net expense decreased over the prior year primarily due to a reduction in discount on the sale of accounts receivable.


INCOME TAXES

     The Company recorded a $9.4 million benefit for income taxes in the second quarter of 1999 based on a net loss before tax of $25.9 million. The difference between the statutory rate and the effective tax rate of 36.2% for the second quarter of 1999 is principally due to the recording of a tax benefit related to the net operating loss reported for the quarter at the statutory federal and state tax rates less a valuation reserve for certain credits and tax attributes which may expire before they can be realized.

     The effective rate benefit of 36.2% for the second quarter of 1999 compares to an effective tax rate benefit of 31.0% for 1998. The change in the tax rate benefit is due primarily to permanent tax benefits such as the Foreign Sales Corporation and research and development credits which do not fluctuate based on differences in pre-tax earnings (losses) year over year.


LIQUIDITY AND CAPITAL RESOURCES

     Working capital was $271.8 million at July 3, 1999 compared to $324.7 million at January 2, 1999. The Company's current ratio was 2.5:1 at July 3, 1999 and 2.4:1 at January 2, 1999.

     Cash and cash equivalents decreased $83.8 million during the first six months of 1999. The decrease resulted primarily from cash used in financing activities, specifically, payments of $14.9 million for notes payable and $30.5 million for stock repurchases, along with the impact of decreasing revenue volume. Investments during the six months in property and equipment and capitalized software approximated $26.0 million and $21.1 million, respectively.

     The Company has a $40 million receivable sales facility with a group of banks. At July 3, 1999, accounts receivable in the accompanying consolidated balance sheet is net of $27.0 million received by the Company under this agreement to sell its domestic and foreign accounts receivable.

     The Company maintains an $80 million revolving line of credit agreement. The line is unsecured and extends through April 3, 2001. The line contains certain financial covenants and prohibits the Company from paying dividends without the lenders' consent. At July 3, 1999, there was no outstanding balance under the line of credit.

     The Company maintains a short-term borrowing agreement with a foreign bank to cover foreign currency exposures. Maximum borrowings allowed under the foreign bank agreement were $78.2 million, of which $14.7 million was outstanding at July 3, 1999 (based on currency exchange rates on such date).

     The Company also maintains a miscellaneous borrowing arrangement with a foreign bank. At July 3, 1999 $0.3 million was outstanding under this agreement.

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

     Sequent is executing a company-wide Year 2000 Readiness Program (Program) for the Company's products, on-going operations (Operations), mission-critical information systems (IS) and key suppliers (Suppliers). While the majority of business critical century date change issues were identified and remediated before the end of 1998, ongoing remediation, testing and contingency planning is expected to continue throughout 1999. The Year 2000 Readiness Program is organized into six major phases: 1) exposure inventory, 2) risk assessment, 3) prioritization, 4) remediation (either by repair or replacement), 5) contingency planning and 6) testing/verification. These stages have been largely completed for the Company's standard products and are in progress for ongoing operational issues as well as critical suppliers. The Program organization consists of a Steering Committee made up of Company executives, a Year 2000 taskforce representing each of the Company's major departments and a Year 2000 Project Management Office. In addition, several Focus Teams have been set up to deal with cross-functional issues related to customers, partners, suppliers and major business process contingency plans. Operational program work is being done by each of the Company's departments with oversight by the Year 2000 Program Office. Operational program work includes the Company's critical business computer applications, data and infrastructure. Mission-critical third party service and equipment suppliers are being contacted via written inquiry, as well as direct discussion, to understand and mitigate potential risks.

     The current status of the Company's Year 2000 Readiness Program is as follows:

     The Company's current line of hardware products, which are designed and manufactured to the Company's specifications, are Year 2000 ready if utilized with the appropriate version of the operating system software. The Company cannot ensure that its software products do not contain undetected problems associated with Year 2000 compliance. Such problems, should they occur, may result in material adverse effects on future operating results. Within the Company's Operations programs, remediation of internal tools, applications and systems was completed as of the end of second quarter 1999. The Company's Supplier readiness program is managed primarily through its Global Sourcing and Procurement group. Of those suppliers identified as business critical, all have informed the Company that they have remediation plans in place. The majority have completed those plans. Supplier readiness will continue to be assessed and remediated throughout the year as new suppliers are added. All currently known business critical suppliers are expected to be ready before the end of third quarter, 1999. Initial contingency planning is complete. On-going plan testing will continue throughout the year and is expected to cause updates and plan improvements.

     The total cost of the Program is currently estimated to be approximately $10 million and is being funded through operating cash flows. The Company is expensing costs associated with identification and resulting changes to these systems, but does not expect the amounts to have a material effect on its financial position or results of operations. These costs are not incremental as the Company's internal IS development resources were re-directed solely to the Year 2000 remediation effort during 1998. In 1999, resources required for the remediation effort have not materially affected new development projects scheduled and budgeted. As of July l3, 1999, the total amount expended on the Program was approximately $7 million, with the majority of the costs representing hardware and labor expenditures.

     The Company has classified potential worst case scenarios as either 1) Year 2000 related failures in internal business critical information system applications or 2) the development of service or product supply difficulties by business critical suppliers. These circumstances are not considered probable, but have been reviewed as part of the Company's due diligence efforts. For Year 2000 type failures in internal applications (scenario 1), business critical applications have been identified, assessed as to possible business impact of their failure and are being repaired, upgraded or replaced based on the severity of potential impact. For each of these applications, a business continuity contingency plan is expected to be in place by the end of the first half of 1999. For service and product supplier type failures (scenario 2), an inventory has been completed and the business critical suppliers have been identified. A variety of risk reduction strategies have commenced, including but not limited to, developing possible alternative suppliers, acquiring safety stock and establishing enhanced testing programs and process audits. For identified business critical suppliers, contingency plans are in place.

     There is no assurance, however, that the systems or products of other companies on which the Company's systems also rely will be converted timely or that any such failure to convert by a vendor, customer or another company would not have an adverse effect on the Company's systems or results of operations.


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


DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS

Risk Management Strategy

     In the normal course of business, Sequent enters into various financial instruments, including derivative financial instruments, for purposes other than trading. Derivative financial instruments are not entered into for speculative purposes. These instruments primarily consist of accounts receivable, short-term investments, short-term debt, forward exchange contracts and option contracts which are used to reduce Sequent's exposure to currency exchange rates. At inception, foreign exchange contracts are designated as hedges of firmly committed or forecasted transactions. These transactions are generally expected to be completed in less than one year. The forward contracts and options generally mature within twelve months. The majority of Sequent's foreign exchange forward contracts are to exchange Japanese Yen, Australian Dollars, New Zealand Dollars, Italian Lire and Czech Krone. The option contracts are no-cost collars and exchange British Pounds and Korean Won.

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

     1999 Forecast Rental Payments

     Base Rate              $1,092K
     Base Rate plus 10%     $1,201K
     Base Rate less 10%     $  983K


Foreign Exchange Risk

     The table below presents foreign exchange contracts, options and debt at July 3, 1999, April 3, 1999 and January 2, 1999 (in thousands). The notional amounts represent agreed upon amounts on which calculations of dollars to be exchanged are based, and are an indication of the extent of Sequent's involvement in such instruments. They do not represent amounts exchanged by the parties and, therefore, are not a measure of the instruments.

(in thousands)
                            Contract    Carrying Amount        Fair Value
                             Amount    Asset   Liability    Asset   Liability

  July 3, 1999

  FX Forward Contracts     $  10,889    $ -     $     -     $10,889  $10,889
  FX Options (net)            72,228      -           -       1,105      544
  Debt                        14,726      -      14,726           -   14,726

  April 3, 1999

  FX Forward Contracts     $   8,975    $ -     $     -     $ 8,975  $ 8,975
  FX Options (net)            97,570      -           -       1,439       71
  Debt                        10,370      -      10,370           -   10,370

  January 2, 1999

  FX Forward Contracts     $   8,086    $ -     $     -     $ 8,086  $ 8,086
  FX Options (net)           129,100      -           -         135      123
  Debt                        28,244      -      28,244           -   28,244


     Fair values of financial instruments represent estimates of possible value that may not be realized in the future.

EUROPEAN SALES OPERATIONS

     In January 1999, the Company signed a strategic partnership agreement with Comparex, one of Europe's leading suppliers of complete solutions for IT infrastructures. The partnership, which was effective March 1, 1999, allows Comparex to take responsibility for Sequent's sales activities in Austria, Belgium, Germany, the Netherlands, Portugal, Spain and Switzerland. The Company's operations in the United Kingdom and France geographies, which represent the majority of the Company's European business, were not included in the partnership agreement. The majority of the Company's personnel in the countries included under the agreement became employees of Comparex with the exception of certain individuals retained to manage and support the relationship with Comparex and to provide specialist skills and expertise. The agreement provided for the sale of certain assets to Comparex at recorded net book value. Total book value of the assets sold during the first quarter of 1999 was approximately $7 million.


MERGER WITH INTERNATIONAL BUSINESS MACHINES CORPORATION

     On July 12, 1999, the Company entered into an Agreement and Plan of Merger with International Business Machines Corporation (IBM) that provides for the merger of a wholly owned subsidiary of IBM into the Company, with the Company surviving as a wholly owned subsidiary of IBM. There are a number of conditions which must be satisfactorily completed prior to the closing of the merger transaction which include obtaining the necessary regulatory and anti trust, as well as shareholder, approvals. Commitments and contingencies related to the pending merger with IBM could adversely affect the Company if difficulties arise in completing the merger. Due to the level of uncertainty surrounding the closure and/or timing of the merger transaction, the potential impact to the Company's financial condition and results of operations resulting from either the completion of the merger, or failure to complete the merger timely, or at all, has not been included in the discussions and analyses above.


FORWARD-LOOKING STATEMENTS

     Information in this report that is not historical information, including information regarding development and release of new products, anticipated savings resulting from the restructure, expected levels of future revenues and expenditures, year 2000 issues and commitments and contingencies from the pending merger with IBM, constitutes forward-looking statements that involve a number of risks and uncertainties. A number of factors could cause actual results to differ materially from the forward-looking statements. New product development may be delayed or unsuccessful due to technical difficulties encountered, resource constraints and other reasons. Factors that affect year 2000 issues are set forth above under the section titled "Impact of the Year 2000 Issue." Commitments and contingencies related to the pending merger with IBM could adversely affect the Company if difficulties arise in completing the merger. Additional information regarding factors that may affect the Company's future results is set forth at the end of Item 1 in the Company's Annual Report on Form 10-K for the year ended January 2, 1999. The Company's forward-looking statements apply only as of the date made. The Company undertakes no obligation to publicly release the results of any revisions to forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the meeting of the shareholders of the Company held on May 11, 1999, the shareholders voted on and approved the following items:


                                   Affirmative   Negative      Votes      Broker
                                   Votes Cast   Votes Cast   Abstaining  Non-Votes


  An amendment to the Company's
    Employee Stock Purchase Plan   26,328,904    1,909,368     247,262   9,862,318
  An amendment to the Company's
    Stock Option Plan              15,066,503   13,766,152     260,417   9,244,780
  Election of Directors:
    Karl C. Powell Jr.             36,950,433                1,397,419
    Frank C. Gill                  37,100,290                1,247,562
    Larry R. Levitan               37,091,712                1,256,140
    John McAdam                    37,081,530                1,266,322
    Michael S. Scott Morton        37,065,050                1,282,802
    Martin A. Stein                37,088,490                1,259,362
    Robert W. Wilmot               37,037,751                1,310,101


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)    Exhibit 11 - Statement regarding computation of earnings per share

(b)    Exhibit 27 - Financial Data Schedule

(c) The Company filed a report on Form 8-K, dated May 17, 1999, reporting under Item 4 that it had engaged Deloitte & Touche LLP as its independent accountants for its current fiscal year.

(d) The Company filed a report on Form 8-K, dated July 12, 1999, reporting under Item 5 that it had entered into an Agreement and Plan of Merger with International Business Machines Corporation (IBM) that provides for the merger of a wholly owned subsidiary of IBM into the Company, with the Company surviving as a wholly owned subsidiary of IBM.




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


                                 Date:    August 12, 1999




                                                                 Exhibit 11


            SEQUENT COMPUTER SYSTEMS, INC.  AND SUBSIDIARIES
                     STATEMENT SHOWING CALCULATION
                       OF THE BASIC AND DILUTED
                          EARNINGS PER SHARE
                (In thousands, except per share amounts)



                                      Loss                   Shares                 Per-Share
                                   (Numerator)            (Denominator)              Amount

                                Three Months Ended     Three Months Ended      Three Months Ended
                                July 3,     July 4,     July 3,    July 4,     July 3,    July 4,
                                 1999        1998        1999       1998        1999       1998


Basic EPS
  Loss to common shareholders  $(16,528)   $(58,752)    42,019     43,729      $(0.39)    $(1.34)

Diluted EPS
  Loss to common shareholders  $(16,528)   $(58,752)    42,019     43,729      $(0.39)    $(1.34)




                                 Six Months Ended        Six Months Ended       Six Months Ended

                                July 3,     July 4,     July 3,     July 4,    July 3,    July 4,
                                 1999        1998        1999        1998       1999       1998


Basic EPS
  Loss to common shareholders  $(15,308)   $(54,730)    42,872     43,457      $(0.36)    $(1.26)

Diluted EPS
  Loss to common shareholders  $(15,308)   $(54,730)    42,872     43,457      $(0.36)    $(1.26)




Diluted EPS is equal to Basic EPS due to the net losses recorded for the current and comparative periods.



                                                                  Exhibit 27

SEQUENT COMPUTER SYSTEMS, INC.
FINANCIAL DATA SCHEDULE
JULY 3, 1999




      Amount     Item Number        Item Description

   109,073,000     5-02 (1)         Cash and Cash Items
             -     5-02 (2)         Marketable Securities
   194,793,000     5-02 (3)(a)(1)   Notes and Accounts Receivable-Trade
     3,871,000     5-02 (4)         Allowances for Doubtful Accounts
   108,262,000     5-02 (6)         Inventory
   453,234,000     5-02 (9)         Total Current Assets
   349,738,000     5-02 (13)        Property, Plant and Equipment
   219,293,000     5-02 (14)        Accumulated Depreciation
   707,724,000     5-02 (18)        Total Assets
   181,481,000     5-02 (21)        Total Current Liabilities
             -     5-02 (22)        Bonds, Mortgages and Similar Debt
             -     5-02 (28)        Preferred Stock - Mandatory Redemption
             -     5-02 (29)        Preferred Stock - No Mandatory Redemption
       421,000     5-02 (30)        Common Stock
   491,922,000     5-02 (31)        Other Shareholders Equity
   707,724,000     5-02 (32)        Total Liabilities and Stockholders' Equity

    73,643,000     5-03 (b)1(a)     Net Sales of Tangible Products
   143,517,000     5-03 (b)1        Total Revenue
    51,294,000     5-03 (b)2(a)     Cost of Tangible Goods Sold
   100,795,000     5-03 (b)2        Total Costs and Expenses Applicable to
                                    Sales and Revenues
    68,913,000     5-03 (b)3        Other Costs and Expenses
             -     5-03 (b)5        Provision for Doubtful Accounts and Notes
       647,000     5-03 (b)8        Interest and Amortization of Debt Discount
   (25,935,000)    5-03 (b)(10)     Income Before Taxes and Other Items
    (9,407,000)    5-03 (b)(11)     Income Tax Expenses
   (16,528,000)    5-03 (b)(14)     Income/Loss Continuing Operations
             -     5-03 (b)(15)     Discontinued Operations
             -     5-03 (b)(17)     Extraordinary Items
             -     5-03 (b)(18)     Change in Accounting Principle
   (16,528,000)    5-03 (b)(19)     Net Income or Loss
         (0.39)    5-03 (b)(20)     Earnings Per Share - Basic
         (0.39)    5-03 (b)(20)     Earnings Per Share - Diluted